Form 10-Q
period 2023-09-30
Azitra Inc
filed 2023-11-14
CIK 1701478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 001-41705

Azitra, Inc.

(Exact name of registrant as specified in its charter)

Delaware	46-4478536
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

21 Business Park Drive

Branford, CT 06405

(Address of principal executive offices and zip code)

(203)-646-6446

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock: Par value $0.0001	AZTR	NYSE American, LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

The number of shares of the registrant’s common stock outstanding as of November 14, 2023 was 12,097,643.

AZITRA, INC.

i

PART I FINANCIAL INFORMATION

ITEM 1. Financial Statements.

AZITRA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2023	December 31, 2022
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$4,400,327	$3,492,656
Accounts receivable	—	182,820
Tax credits receivable	40,525	69,666
Income tax receivable	13,722	13,722
Deferred offering costs	—	216,886
Prepaid expenses	409,170	160,133
Total current assets	4,863,744	4,135,883

Property and equipment, net	736,423	846,958

Other assets
Other assets	47,546	47,507
Financing lease right-of-use asset	43,872	—
Operating lease right-of-use asset	899,619	1,116,697
Intangible assets, net	162,240	219,567
Deferred patent costs	736,800	800,831
Total other assets	$1,890,077	$2,184,602

Total assets	$7,490,244	$7,167,443

LIABILITIES, PREFERRED STOCK, AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	417,928	784,687
Current financing lease liability	14,254	—
Current operating lease liability	301,423	287,384
Accrued expenses	720,095	993,961
Contract liabilities	—	156,000
Total current liabilities	1,453,700	2,222,032

Long-term financing lease liability	29,952	—
Long-term operating lease liability	613,572	840,896
Warrant liability	60,933	70,283
Convertible notes payable, net	—	6,600,000
Total liabilities	2,158,157	9,733,211

Commitments and contingencies (Note 13)

Preferred stock:
Series A convertible preferred stock; $0.0001 par value; 205,385 shares authorized at September 30, 2023 and December 31, 2022; 0 and 205,385 shares issued and outstanding at September 30, 2023 and December 31, 2022 respectively; liquidation value of $0 and $3,337,506 at September 30, 2023 and December 31, 2022 respectively	—	3,272,944
Series A-1 convertible preferred stock; $0.0001 par value; 380,657 shares authorized at September 30, 2023 and December 31, 2022; 0 and 380,657 shares issued and outstanding at September 30, 2023 and December 31, 2022 respectively; liquidation value of $0 and $14,274,638 as of September 30, 2023 and December 31, 2022, respectively	—	14,100,533
Series B convertible preferred stock; $0.0001 par value; 851,108 shares authorized at September 30, 2023 and December 31, 2022; 0 and 391,303 shares issued and outstanding at September 30, 3023 and December 31, 2022, respectively; liquidation value of $0 and $17,000,159 as of September 30, 2023 December 31, 2022 respectively	—	16,321,065

Stockholders’ equity (deficit)
Common stock; $0.0001 par value, 100,000,000 shares authorized at September 30, 2023 and December 31, 2022, 12,097,643 and 1,043,988 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	1,210	104
Additional paid-in capital	51,475,425	1,054,138
Accumulated deficit	(46,144,548)	(37,314,552)
Total stockholders’ equity (deficit)	5,332,087	(36,260,310)
Total liabilities, preferred stock, and stockholders’ equity (deficit)	$7,490,244	$7,167,443

The accompanying notes are an integral part of these condensed consolidated financial statements.

AZITRA, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months	For the Three Months	For the Nine Months	For the Nine Months
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Service revenue - related party	$310,700	$48,500	$596,000	$253,500
Total revenue	310,700	48,500	596,000	253,500

Operating expenses:
General and administrative	1,755,908	1,054,570	3,443,559	2,583,818
Research and development	548,524	1,364,380	2,188,795	4,425,195
Total operating expenses	2,304,432	2,418,950	5,632,354	7,009,013

Loss from operations	(1,993,732)	(2,370,450)	(5,036,354)	(6,755,513)

Other income (expense):
Interest income	634	3,201	1,184	4,056
Interest expense	(710)	(31,333)	(166,729)	(66,781)
Employee retention credit	—	—	—	229,813
Forgiveness of accounts payable	—	—	56,285	—
Change in fair value of convertible note	—	—	(3,630,100)	—
Other income (expense)	50,519	(19,038)	(54,282)	(45,365)
Total other income (expense)	50,443	(47,170)	(3,793,642)	121,723

Net loss	(1,943,289)	(2,417,620)	(8,829,996)	(6,633,790)
Dividends on preferred stock	—	(692,246)	(1,355,347)	(2,076,737)
Net loss attributable to common shareholders	$(1,943,289)	$(3,109,866)	$(10,185,343)	$(8,710,527)

Net loss per share, basic and diluted	(0.16)	(2.95)	(1.97)	(8.25)

Weighted average common stock outstanding, basic and diluted	12,097,643	1,055,455	5,181,107	1,055,380

The accompanying notes are an integral part of these condensed consolidated financial statements.

AZITRA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT (UNAUDITED)

	Series A Convertible Preferred Stock		Series A-1 Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional Paid-in-	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance - December 31, 2021	205,385	$3,272,944	380,657	$14,100,533	391,303	$16,321,065	1,043,100	$104	$868,163	$(26,634,186)	$(25,765,919)
Stock-based compensation	—	—	—	—	—	—	—	—	56,983	—	56,983
Exercise of stock options	—	—	—	—	—	—	888	—	1,510	—	1,510
Net loss	—	—	—	—	—	—	—	—	—	(2,326,017)	(2,326,017)
Balance, March 31, 2022	205,385	3,272,944	380,657	14,100,533	391,303	16,321,065	1,043,988	104	926,656	(28,960,203)	(28,033,443)
Stock-based compensation	—	—	—	—	—	—	—	—	53,826	—	53,826
Net loss	—	—	—	—	—	—	—	—	—	(1,890,153)	(1,890,153)
Balance, June 30, 2022	205,385	3,272,944	380,657	14,100,533	391,303	16,321,065	1,043,988	104	980,482	(30,850,356)	(29,869,770)
Stock-based compensation	—	—	—	—	—	—	—	—	44,329	—	44,329
Net loss	—	—	—	—	—	—	—	—	—	(2,417,620)	(2,417,620)
Balance - September 30, 2022	205,385	$3,272,944	380,657	$14,100,533	391,303	$16,321,065	1,043,988	$104	$1,024,811	$(33,267,976)	$(32,243,061)

	Series A Convertible Preferred Stock		Series A-1 Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional Paid-in-	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance - December 31, 2022	205,385	$3,272,944	380,657	$14,100,533	391,303	$16,321,065	1,043,988	$104	$1,054,138	$(37,314,552)	$(36,260,310)
Issuance of Series B Convertible Preferred Stock	—	—	—	—	23,432	1,124,759	—	—	—	—	1,124,759
Stock-based compensation	—	—	—	—	—	—	—	—	38,794	—	38,794
Net loss	—	—	—	—	—	—	—	—	—	(2,457,179)	(2,457,179)
Balance, March 31, 2023	205,385	3,272,944	380,657	14,100,533	414,735	17,445,824	1,043,988	104	1,092,932	(39,771,731)	(38,678,695)
Conversion of convertible notes payable	—	—	—	—	—	—	1,846,020	185	9,494,887	—	9,495,072
Conversion of preferred stock	(205,385)	(3,272,944)	(380,657)	(14,100,533)	(414,735)	(17,445,824)	7,707,635	771	34,818,530	—	34,819,301
Initial public offering, net of issuance costs of $1,508,791	—	—	—	—	—	—	1,500,000	150	5,991,209	—	5,991,359
Stock-based compensation	—	—	—	—	—	—	—	—	38,794	—	38,794
Net loss	—	—	—	—	—	—	—	—	—	(4,429,528)	(4,429,528)
Balance, June 30, 2023	—	—	—	—	—	—	12,097,643	1,210	51,436,352	(44,201,259)	7,236,303
Stock based compensation expense	—	—	—	—	—	—	—	—	39,073	—	39,073
Net loss	—	—	—	—	—	—	—	—	—	(1,943,289)	(1,943,289)
Balance - September 30, 2023	—	$—	—	$—	—	$—	12,097,643	$1,210	$51,475,425	$(46,144,548)	$5,332,087

The accompanying notes are an integral part of these condensed consolidated financial statements.

AZITRA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(8,829,996)	$(6,633,790)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	97,390	93,515
Amortization of debt discount	—	5,895
Amortization of right-of-use assets	219,658	212,470
Accrued interest on convertible notes	165,939	60,877
Stock based compensation	116,661	155,138
Change in fair value of warrant liability	(9,350)	(420)
Change in fair value of convertible notes	3,630,100	—
Forgiveness of accounts payable	(56,285)	—
Loss on disposal of property and equipment	41,417	7,923
Impairment of intangible assets and patent costs	351,360	—

Changes in operating assets and liabilities:
Accounts receivable	182,820	75,172
Prepaid expenses	(249,037)	45,636
Other assets	(39)	(39,847)
Tax credits receivable	29,141	48,871
Accounts payable and accrued expenses	(143,662)	(1,864)
Financing lease liability	44,206	—
Operating lease liability	(213,285)	(202,853)
Contract liabilities	(156,000)	(3,500)
Net cash used in operating activities	(4,778,962)	(6,176,777)

Cash flows from investing activities:
Purchases of property and equipment	(22,882)	(23,198)
Proceeds from sale of property and equipment	—	4,250
Capitalization of deferred patent costs	(208,723)	(117,244)
Capitalization of licenses	(13,096)	(57,372)
Capitalization of patent and trademark costs	(13,573)	(46,406)
Net cash used in investing activities	(258,274)	(239,970)

Cash flows from financing activities
Proceeds from convertible notes, net of issuance costs	—	4,350,000
Payment of deferred offering costs	—	(40,703)
Principal payments on finance leases	(46,452)	—
Proceeds from initial public offering, net	5,991,359	—
Proceeds from exercise of stock options	—	1,510
Net cash provided by financing activities	5,944,907	4,310,807

Net change in cash and cash equivalents	907,671	(2,105,940)

Cash and cash equivalents at beginning of period	3,492,656	8,044,262
Cash and cash equivalents at end of period	$4,400,327	$5,938,322

Supplemental disclosure of non-cash investing and financing information:

Obtaining a right-of-use asset in exchange for lease liability	$—	$1,418,502
Obtaining a right-of-use asset in exchange for financing lease liability	$46,452	$—
Conversion of note to common stock	$9,495,152	$—
Conversion of note to Series B Convertible Preferred Stock	$1,124,759	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

AZITRA, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Nature of Operations

Azitra, Inc. was founded on January 2, 2014. It is a synthetic biology company focused on screening and genetically engineering microbes of the skin. The mission is to discover and develop novel therapeutics to create a new paradigm for treating skin disease. The Company’s discovery platform is screened for naturally occurring bacterial cells with beneficial effects. These microbes are then genomically sequenced and engineered to make cellular therapies, recombinant therapeutic proteins, peptides and small molecules for precision treatment of dermatology diseases. On May 17, 2023, the Company changed its name to from “Azitra Inc” to “Azitra, Inc.”

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

Going Concern Matters

The unaudited condensed financial statements have been prepared on the going concern basis, which assumes that the Company will continue in operation for the foreseeable future and which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, management has identified the following conditions and events that created an uncertainty about the ability of the Company to continue as a going concern. As of and for the nine months ended September 30, 2023, the Company has an accumulated deficit of $46.1 million, a loss from operations of $5.0 million and used $4.8 million to fund operations. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern.

Management plans to continue to raise funds through equity and debt financing to fund operating and working capital needs; however, the Company will require a significant amount of additional funds to complete the development of its product and to fund additional losses which the Company expects to incur over the next few years. The Company is still in its clinical phase and therefore does not yet have product revenue. There can be no assurance that the Company will be successful in securing additional financing, if needed, to meet its operating needs.

These conditions and events create an uncertainty about the ability of the Company to continue as a going concern for twelve months from the date that the financial statements are available to be issued. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Reclassification

Certain prior period amounts and disclosures have been reclassified to conform to the current period’s financial presentation.

AZITRA, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies

Basis of Accounting

The financial statements of the Company are prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”).

Unaudited Interim Financial Information

The unaudited interim financial statements and related notes have been prepared in accordance with U.S. GAAP for interim financial information, within the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and disclosures normally included in the annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The unaudited interim financial statements have been prepared on a basis consistent with the audited financial statements and in the opinion of management, reflect all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the results for the interim periods presented and of the financial condition as of the date of the interim balance sheet. The financial data and the other information disclosed in these notes to the interim financial statements related to the three and nine months are unaudited. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These unaudited interim financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2022, and notes thereto that are included in the Company’s Registration Statement filed with the SEC on June 5, 2023.

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

Accounts Receivable

The Company carries its accounts receivable at cost less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts based on a history of past write-offs, collections and current conditions. There was no allowance for doubtful accounts at September 30, 2023 and December 31, 2022. Accounts receivable are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are recorded when received.

Deferred Offering Costs

The Company capitalized deferred offering costs, which primarily consisted of direct, incremental legal, professional, accounting, and other third-party fees relating to the Company’s initial public offering. In June 2023, the Company consummated its IPO and recorded such amounts against the gross proceeds of its IPO within the statements of stockholders’ equity during the nine months ended September 30, 2023

AZITRA, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, Leases (“Topic 842”). ASU 2016-02 requires lessees to present right-of-use (“ROU”) assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. See Note 2 – Recently Adopted Accounting Pronouncements.

In calculating the effect of ASU 2016-02, the Company elected the transition method thereby not restating comparable periods. The Company elected to account for non-lease components as part of the lease component to which they relate. Lease accounting involves significant judgments, including making estimates related to the lease term, lease payments, and discount rate. In accordance with the guidance, the Company recognized ROU assets and lease liabilities for all leases with a term greater than 12 months. Leases are classified as either operating or financing leases based on the economic substance of the agreement.

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

At September 30, 2023, the Company had operating right-of-use assets with a net value of $899,619 and current and long-term operating lease liabilities of $301,423 and $613,572, respectively.

In 2023, the Company entered into a lease for the use of certain equipment that is classified as a finance lease. The finance lease has a term of 36 months. At September 30, 2023, the Company had financing right-of-use assets with a net value of $43,872 and current and long-term operating lease liabilities of $14,254 and $29,952, respectively.

Intangible Assets

Intangible assets consist of trademarks and patents. All costs directly related to the filing and prosecution of patent and trademark applications are capitalized. Patents are amortized over their respective remaining useful lives upon formal approval. Trademarks have an indefinite life.

The Company accounts for other indefinite life intangible assets in accordance ASC Topic 350, Goodwill and Other Intangible Assets (ASC 350). ASC 350 requires that intangible assets that have indefinite lives are required to be tested at least annually for impairment or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Intangible assets that have finite lives will continue to be amortized over their useful lives. Impairment losses relating to license agreements were $78,606 during each of the three and nine months ended September 30, 2023 and $0 during each of the three and nine months ended September 30, 2022.

Deferred Patent Costs

Deferred patent costs represent legal and filing expenses incurred related to the submission of patent applications for patents pending approval. These deferred costs will begin to be amortized over their estimated useful lives upon the formal approval of the patent. If the patent is not issued, the costs associated with the patent will be expensed in the year the patent was rejected. Impairment losses relating to deferred patent costs were $272,754 during each of the three and nine months ended September 30, 2023 and $0 in the three and nine months ended September 30, 2022.

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

AZITRA, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

AZITRA, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Research and Development

The Company accounts for research and development costs in accordance with Accounting Standards Codification (ASC) subtopic 730-10, Research and Development. Accordingly, internal research and development costs are expensed as incurred. Research and development costs consist of costs related to labor, materials and supplies. Research and development costs incurred were $548,524 and $2,188,795 during the three and nine months ended September 30, 2023, respectively. Research and development costs incurred were $1,364,380 and $4,425,195 during the three and nine months ended September 30, 2022, respectively.

At September 30, 2023 and December 31, 2022, the Company has a state tax credit receivable of $32,459 for pending refunds related to the selling of research and development tax credits back to the State of Connecticut. At September 30, 2023 and December 31, 2022, the Company has $0 and $28,925, respectively for pending refunds related to Canadian Scientific Research and Experimental Development (SRED) credits. At September 30, 2023 and December 31, 2022, the Company has also recorded $8,066 and $8,282, respectively, related to refunds of Canadian Goods and Services Tax (GST) and Quebec Sales Tax (QST). Receipts of refunds are recorded in other income on the statements of operations.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718, Compensation-Stock Compensation (ASC 718). ASC 718 requires employee stock options and rights to purchase shares under stock participation plans to be accounted for at fair value. ASC 718 requires that compensation costs related to share-based payment transactions be recognized as operating expenses in the financial statements. Under this method, compensation costs for all awards granted or modified are measured at estimated fair value at date of grant and are included as compensation expense over the vesting period during which an employee provides service in exchange for the award. For awards with a performance condition that affects vesting, the Company recognizes compensation expense when it is determined probable that the performance condition will be achieved. The Company recognized the effect of forfeitures when the forfeitures occur.

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

The following assumptions are used in valuing options issued using the Black-Scholes option pricing model:

Expected Volatility. The expected volatility of the Company’s shares is estimated based on the average volatility of peer companies.

Expected Term. The expected term of options is estimated using the simplified method which is based on the vesting period and contractual term for each grant, or for each vesting-tranche for awards with graded vesting.

AZITRA, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Underlying Common Stock Value. The underlying common stock value of the Company’s shares is estimated by a third-party valuation expert up until the Company’s IPO, at which time the Company utilized its trading price on the NYSE American on the date of grant.

Risk-free Interest Rate. The Company bases the risk-free interest rate on the implied yield available on a U.S. Treasury note with terms equal to the expected term of the underlying grant.

Dividend Yield. The Black-Scholes valuation model calls for a single expected dividend yield as an input. The Company has not paid dividends on Common stock in the past nor does it expect to pay dividends on Common stock in the near future. As such, the Company uses a dividend yield percentage of zero.

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

Management has evaluated the effect of ASC guidance related to uncertain income tax positions and concluded that the Company has no significant financial statement exposure to uncertain income tax positions at September 30, 2023 and December 31, 2022. The Company’s income tax returns have not been examined by tax authorities through December 31, 2022.

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

4. Property and Equipment

Property and equipment consisted of the following at September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Laboratory equipment	$1,008,063	$1,034,579
Computers and office equipment	30,825	30,825
Furniture and fixtures	24,316	24,316
Leasehold improvements	28,855	28,855
Building equipment	14,932	14,932
Total property and equipment	1,106,991	1,133,507
Less accumulated depreciation & amortization	(370,568)	(286,549)
Total property, plant, and equipment, net	$736,423	$846,958

Depreciation expense was $30,571 and $92,000 for the three and nine months ended September 30, 2023, respectively. Depreciation expense was $30,208 and $90,165 for the three and nine months ended September 30, 2022, respectively.

For the three and nine months ended September 30, 2023 there was $41,417 of loss on disposal of property and equipment recorded, respectively. For the three and nine months ended September 30, 2022 there was $7,923 of loss on disposal of property and equipment recorded, respectively.

AZITRA, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5. Intangible Assets

Intangible assets consisted of the following at:

September 30, 2023:

	Estimated Useful Life	Gross Amount	Accumulated Amortization	Impairment	Net Amount
Trademarks	Indefinite	$56,409	$—	$—	$56,409
Patents	17 years	119,361	13,530	—	105,831
License agreement	17 years	78,606	—	78,606	—
Intangible assets		$254,376	$13,530	$78,606	$162,240

December 31, 2022:

	Estimated Useful Life	Gross Amount	Accumulated Amortization	Impairment	Net Amount
Trademarks	Indefinite	$53,999	$—	$—	$53,999
Patents	17 years	108,198	8,140	—	100,058
License agreement	17 years	65,510	—	—	65,510
Intangible assets		$227,707	$8,140	$—	$219,567

During the three and nine months ended September 30, 2023, amortization expense related to intangible assets was $2,013 and $5,390, respectively. During the three and nine months ended September 30, 2022, amortization expense related to intangible assets was $1,890 and $3,350, respectively. During the three months ended September 30, 2023, the Company expensed the remainder of the licensing costs as the patent is not yet granted.

6. Accrued Expenses

Accrued expenses consisted of the following at:

	September 30, 2023	December 31, 2022
Accrued expenses:
Employee payroll and bonuses	$272,950	$371,010
Vacation	57,963	27,082
Research and development projects	130,233	316,389
Interest	—	223,792
Professional fees	255,794	24,502
Other	3,155	31,186
Total accrued expenses	$720,095	$993,961

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

AZITRA, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

During April and June 2023, the 2022 Convertible Notes were further amended to extend the maturity date to September 30, 2023 and allow for the sale of additional notes of $500,000 for a total aggregate principal of $4,850,000.

Effective June 21, 2023, the 2022 Convertible Notes were converted to 1,846,020 shares of the Company’s common stock equal to $9,494,887. Upon conversion, the Company recorded a change in fair value of $0 and $3,630,100 for the three and nine months ended September 30, 2023, respectively, which was recognized as a non-cash change in fair value in Other Income (Expense) on the statement of operations.

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

Convertible notes payable consisted of the following at:

	September 30, 2023	December 31, 2022
2021 Convertible Note	$—	$1,000,000
2022 Convertible Notes	—	5,600,000
Total convertible notes	$—	$6,600,000

There was $0 amortized related to the debt issuance costs during the three and nine months ended September 30, 2023, respectively. There was $1,968 and $5,904 amortized related to the debt issuance costs during the three and nine months ended September 30, 2022, respectively. Interest accrued on the convertible notes was $0 and $223,792 at September 30, 2023 and December 31, 2022, respectively.

AZITRA, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Common Stock

At September 30, 2023 and December 31, 2022, per the Company’s amended and restated Certificate of Incorporation, the Company was authorized to issue 100,000,000 shares of $0.0001 par value common stock.

The Company had 12,097,643 and 1,043,988 shares of common stock issued and outstanding as of September 30, 2023 and December 31, 2022, respectively.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders and the holders of the Common Stock are entitled to elect one director of the Corporation.

The Company currently has 1,611,991 shares of common stock reserved for future issuance for the potential exercise of stock options and warrants outstanding at September 30, 2023.

Preferred Stock

At September 30, 2023 and December 31, 2022, per the Company’s amended and restated Certificate of Incorporation, the Company has authorized 1,437,150 shares of $0.0001 par value preferred stock.

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

AZITRA, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Dividends

The holders of Series A Preferred Stock are entitled to receive dividends at a rate of 8% per annum of the Series A original issue price of $16.25 per share on each outstanding share of Series A Preferred Stock (subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization with respect to the Series A Preferred Stock). Dividends accumulate from the original date of issuance of the Series A Preferred Stock, are cumulative and are payable upon declaration of the Board of Directors or liquidation of the Company. At September 30, 2023, there were no cumulative dividends on Series A Preferred Stock as there was no longer any Series A Preferred Stock outstanding.

The holders of Series A-1 Stock are entitled to receive dividends at a rate of 8% per annum of the Series A-1 original issue price of $37.50 per share on each outstanding share of Series A-1 (subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization with respect to the Series A-1 Preferred Stock). Dividends are cumulative and are payable upon declaration of the Board of Directors or liquidation of the Company. At September 30, 2023, there were no cumulative dividends on Series A-1 Preferred Stock as there was no longer any Series A-1 Preferred Stock outstanding.

The holders of Series B Stock are entitled to receive dividends at a rate of 8% per annum of the Series B original issue price of $43.45 per share on each outstanding share of Series B (subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization with respect to the Series B Preferred Stock). Dividends are cumulative and are payable upon declaration of the Board of Directors or liquidation of the Company. At September 30, 2023, there were no cumulative dividends on Series B Preferred Stock as there was no longer any Series B Preferred Stock outstanding.

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

9. Warrants

The Company issued warrants to purchase 6,745 shares of common stock in 2018 in conjunction with convertible debt financing that have a redemption provision providing the holder the right to have the Company redeem all or any portion of the warrant (or shares it has converted into) at a purchase price equal to the fair market value of the shares as determined by the board of directors or an independent appraiser. As a result of this redemption provision, the warrants have been classified as a liability in the financial statements based on ASC 480 – Distinguishing Liabilities from Equity. These warrants have an exercise price of $0.48 per share and a term of 10 years. The warrants are marked to market each reporting period. The fair value is $60,933 and $70,283 at September 30, 2023 and December 31, 2022, respectively.

AZITRA, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company also issued warrants in 2016 and 2019 which did not meet the criteria under ASC 480 to be classified as a liability, and instead meet equity classification criteria. The 11,466 warrants issued in 2016 expired upon the initial public offering in June 2023.

The following table summarizes information about warrants outstanding at September 30, 2023:

		Warrants Outstanding			Warrant Exercisable
Year Granted	Exercise Price	Number of Warrants at 9/30/2023	Weight Average Remaining Contractual Life	Weight Average Exercise Price	Number of Warrants at 9/30/2023	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price

2018	$0.48	47,890	4.5 years	$0.48	47,890	4.5 years	$0.48
2019	$5.28	215,846	2.4 years	$5.28	215,846	2.4 years	$5.28
2023	$6.25	60,000	4.7 years	$6.25	60,000	4.7 years	$6.25
		323,736		$4.75	323,736		$4.75

10. Stock Options

In March 2023, the Company’s Board of Directors and stockholders approved the 2023 Stock Incentive Plan (“2023 Plan”). The 2023 Plan allows the Committee to grant up to 2,000,000 shares of Common Stock in the form of incentive and non-statutory stock options, restricted stock awards, restricted stock units, and other stock-based awards to employees, directors, and non-employees. As of September 30, 2023, options to purchase 40,000 shares of common stock had been granted and were outstanding under the 2023 Plan and 1,960,000 shares of common stock were available for grant under the plan.

During 2016, the Company established the Azitra Inc. 2016 Stock Incentive Plan (the Plan) which provides for the granting of stock options and restricted shares to the Company’s employees, officers, directors, advisors and consultants. As of September 30, 2023, options to purchase 1,248,255 shares of common stock had been granted and were outstanding under the 2016 Plan and 242,345 shares of common stock were available for grant under the plan.

During the three and nine months ended September 30, 2023 the Company granted stock options to purchase 40,000 shares of common stock and during the three and nine months ended September 30, 2022 the Company did not grant any stock options under this plan. During the three and nine months ended September 30, 2023, the Company recognized stock compensation expense of $39,073 and $116,661, respectively, relating to the issuance of service-based stock options. During the three and nine months ended September 30, 2022, the Company recognized stock compensation expense of $44,329 and $155,138, respectively, relating to the issuance of service-based stock options. At September 30, 2023, there was $361,288 of unamortized compensation expense that will be amortized over the remaining vesting period. At September 30, 2023 and 2022, there were 13,120 performance-based options outstanding with a fair value of $109,551. During the three and nine months ended September 30, 2023 and 2022, the Company did not recognize any compensation expense for performance-based options. The Company determined the options qualified as plain vanilla under the provisions of SAB 107 and the simplified method was used to estimate the expected option life.

AZITRA, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about options outstanding and exercisable at September 30, 2023:

	Options Outstanding			Options Exercisable
Exercise Price	Number of Options at 9/30/2023	Weight Average Remaining Contractual Life	Weight Average Exercise Price	Number of Options at 9/30/2023	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price

$0.48	246,137	2.3 years	$0.48	246,137	2.3 years	$0.48
$0.93	202,040	2.3 years	$0.93	201,593	2.3 year	$0.93
$1.70	800,078	7.5 years	$1.70	547,151	7.3 years	$1.70
$2.07	40,000	9.9 years	$2.07	1,667	9.9 years	$2.07
	1,288,255			996,548

Total stock option activity for the nine months ended September 30, 2023, is summarized as follows:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2022	1,290,325	$1.27
Granted	40,000	2.07
Exercised	—	—
Forfeited	(42,070)	0.87
Outstanding at September 30, 2023	1,288,255	$1.31

There are 242,345 shares available for future grant under the 2016 Plan and 1,960,000 available under the 2023 Plan at September 30, 2023.

11. Fair Value Measurements

The following tables summarize the fair values and levels within the fair value hierarchy in which the fair value measurements fall for assets and liabilities measured on a recurring basis as of:

September 30, 2023

Description	Level 1	Level 2	Level 3	Total

Liabilities
Common stock warrants	$—	$—	$60,933	$60,933
Total	$—	$—	$60,933	$60,933

December 31, 2022

Description	Level 1	Level 2	Level 3	Total

Liabilities
Common stock warrants	$—	$—	$70,283	$70,283
2022 Convertible Notes	$—	$—	$5,600,000	$5,600,000
Total	$—	$—	$5,670,283	$5,670,283

AZITRA, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the changes in Level 3 instruments measured on a recurring basis for the period ended September 30, 2023:

Balance at December 31, 2022	$5,670,283
Changes in fair value of warrants	(5,621)
Changes in fair value of 2022 Convertible Notes	800,000
Balance at March 31, 2023	$6,464,662
Changes in fair value of warrants	94,036
Changes in fair value of 2022 Convertible Notes	2,830,100
Conversion of 2022 Convertible Notes	(9,230,100)
Balance at June 30, 2023	$158,698
Changes in fair value of warrants	(97,765)
Balance at September 30, 2023	$60,933

At September 30, 2023 and December 31, 2022, the Company estimated the fair value of the warrants using the Black-Scholes option pricing model with the following assumptions:

	September 30, 2023	December 31, 2022
Underlying common stock value	$1.50	$12.09
Expected term (years)	4.54	5
Expected volatility	93%	86%
Risk free interest rate	3%	3%
Dividend yield	—%	—%

Fluctuation in the fair value of the Company’s Common stock is the primary driver for the change in the Common Stock Warrant liability valuation during each year. As the fair value of the Common stock increases the value to the holder of the instrument generally increases.

Prior to their redemption, fluctuations in the various inputs, including the enterprise value, time to liquidity, volatility, and discount rate are the primary drivers for the changes in valuation of the 2022 Convertible Notes each reporting period. As the fair value of the enterprise value, estimated time to liquidity, volatility, and discount rate increase, the value to the holder of the 2022 Convertible Notes generally increases.

12. Net Loss Per Share

Basic and diluted net loss per share were calculated as follows:

The numerator for basic and diluted net loss per share is as follows for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended		Nine Months Ended
	2023	2022	2023	2022
Net loss	$(1,943,289)	$(2,417,620)	$(8,829,996)	$(6,633,790)
Dividends on preferred stock	—	(692,246)	(1,355,347)	(2,076,737)
Net loss attributable to common stockholders	$(1,943,289)	$(3,109,866)	$(10,185,343)	$(8,710,527)

AZITRA, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The denominator is as follows for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended		Nine Months Ended
	2023	2022	2023	2022
Weighted average common stock outstanding, basic and diluted	12,097,643	1,043,988	5,173,925	1,043,913
$0.01 warrants	—	11,467	7,182	11,467
Total	12,097,643	1,055,455	5,181,107	1,055,380

Net loss per share, basic and diluted is as follows for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended		Nine Months Ended
	2023	2022	2023	2022
Net Loss per share, basic and diluted	$(0.16)	$(2.95)	$(1.97)	$(8.25)

The following potential common stock equivalents, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	September 30,
	2023	2022
Options to purchase shares of common stock	1,288,255	1,290,318
Warrants outstanding	323,736	11,467
Total	1,611,991	1,301,785

13. Commitments and Contingencies

Legal

The Company is subject to legal proceedings or claims which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.

License Agreement

Effective January 26, 2022, the Company entered into an Exclusive License Agreement (the License Agreement) with an unrelated third party. Under the License Agreement, the Company is granted an exclusive license for certain patents and a non-exclusive license for certain know-how. The License Agreement continues until the later of the expiration of the last to expire licensed patent or ten years after the first commercial sale of the first licensed therapeutic or non-therapeutic product. The Company may terminate the License Agreement at any time by providing at least 30 days written notice to the third party. The License Agreement is also terminated upon breach of a material obligation under the agreement or bankruptcy. Upon any termination of the License Agreement, neither party is relieved of obligations incurred prior to the termination.

During the three and nine months ended September 30, 2023 and 2022, the Company capitalized payments made under this license agreement in the amount of $0 and $15,263, respectively. During the three months ended September 30, 2023, the Company expensed the remainder of the capitalized balance.

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

AZITRA, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Future minimum payments under non-cancelable operating leases with initial or remaining terms in excess of one year during each of the next five years follow:

2023	$81,354
2024	337,708
2025	278,928
2026	205,877
2027	73,725
Thereafter	—
Total future undiscounted lease payments	977,592
Less interest	(62,597)
Present value of minimum lease payments	$914,995

Rent expense for all operating leases was $84,714 and $254,142 for the three and nine months ended September 30, 2023. The weighted average lease term for all operating leases is 3.2 years. The weighted average discount rate for all operating leases is 4.25%.

Finance Leases

During 2023, the Company entered into an agreement with Hewlett Packard to lease equipment. The lease requires monthly payments of $1,478, including tax. The lease is for a 3-year term with option of purchase or extension at term end. The remaining lease term is 2.8 years and the discount rate is 9.60%.

The following is a schedule showing the future minimum lease payments under finance leases by years and the present value of the minimum payments as of September 30, 2023. value of the minimum payments as of September 30, 2023.

2023	4,435
2024	$17,740
2025	17,740
2026	10,349
Thereafter	—
Total future undiscounted lease payments	50,264
Less interest	(6,058)
Present value of minimum lease payments	$44,206

Lease expense for the finance lease was $2,580 for the three and nine months ended September 30, 2023. Interest expense for the finance lease was $710 for the three and nine months ended September 30, 2023.

AZITRA, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14. Retirement Plan

Effective January 1, 2019, the Company sponsors a 401(k) plan that covers substantially all employees. In order to be eligible to participate, an employee must complete two consecutive months of service and work a minimum of two hundred and fifty hours or work 1,000 hours in their first year of service. Employees may make pre-tax deferrals upon meeting the Plan eligibility requirements. Effective January 1, 2020, the Plan was transitioned to a safe harbor plan in which highly compensated employees are not eligible for matching contributions and non-highly compensated employees earn 100% match on first 3% contributed and 50% on the next 2% contributed. Total employer matching contributions were $2,809 and $7,634 for the three and nine months ended September 30, 2023, respectively. Total employer matching contributions were $3,926 and $18,945 for the three and nine months ended September 30, 2022, respectively.

15. Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash and accounts receivable.

For the three and nine months ended September 30, 2023 and 2022, all service revenue was from one customer. For the three and nine months ended September 30, 2023, there was no grant revenue and for the three and nine months ended September 30, 2022, all grant revenue was from one grantor.

The cash balance identified in the balance sheet is held in an account with a financial institution and insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. At times, cash maintained on deposit may be in excess of FDIC limits.

16. Related Parties

Total related party revenue was $310,700 and $596,000 for the three and nine months ended September 30, 2023. Total related party revenue was $48,500 and $253,500 for the three and nine months ended September 30, 2022. Accounts receivable due from the related party was $0 and $175,000 at September 30, 2023 and December 31, 2022, respectively. Contract liabilities from the related party was $0 and $156,000 at September 30, 2023 and December 31, 2022, respectively.

In September 2022 the Company entered into a convertible promissory note totaling $4,350,000 of which $4,000,000 was attributable to an entity who was also an investor in the Company’s Series A, A-1, and B Preferred Stock financing (See Note 7). This entity received 1,697,490 shares of common stock upon conversion of the promissory notes for principal and interest of $4,243,726.

17. Subsequent Events

The Company has evaluated events subsequent to the balance sheet date through November 14, 2023, the date these condensed financial statements are issued.

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

To date, we have capitalized our operations primarily through a series of private placements of our convertible preferred stock and convertible promissory notes and our initial public offering, IPO, of common stock which closed on June 21, 2023. In connection with our IPO, we issued 1.5 million shares of our common stock at a public offering price of $5 per share. Concurrent with the close of our IPO, all of our outstanding shares of convertible preferred stock and convertible promissory notes converted into a total of 8,951,526 shares of our common stock. As of November 14, 2023, we had 12,097,643 shares of our common stock issued and outstanding. Except as otherwise indicated, all share and share price this report gives effect to a forward stock split effected on May 17, 2023 at a ratio of 7.1-for-1.

Overview

We focused on developing innovative therapies for precision dermatology using engineered proteins and topical live biotherapeutic products. We have built a proprietary platform that includes a microbial library comprised of approximately 1,500 unique bacterial strains that can be screened for unique therapeutic characteristics. The platform is augmented by an artificial intelligence and machine learning technology that analyzes, predicts and helps screen our library of strains for drug like molecules. The platform also utilizes a licensed genetic engineering technology, which can enable the transformation of previously genetically intractable strains. Our initial focus is on the development of genetically engineered strains of Staphylococcus epidermidis, or S. epidermidis, which we consider to be an optimal therapeutic candidate species for engineering of dermatologic therapies. The particular species demonstrates a number of well-described properties in the skin. As of the date of this report, we have identified among our microbial library over 60 distinct bacterial species that we believe are capable of being engineered to create living organisms or engineered proteins with significant therapeutic effect.

We are a pioneer in genetically engineered bacteria for therapeutic use in dermatology. Our goal is to leverage our platforms and internal microbial library bacterial strains to create new therapeutics that are either engineered living organisms or engineered proteins or peptides to treat skin diseases. Our initial focus is on the development of our current product candidates, including:

●	ATR-12, a genetically modified strain of S. epidermidis for treating the orphan disease, Netherton syndrome, a chronic and sometimes fatal disease of the skin estimated to affect approximately one in every 100,000, but its prevalence may be underestimated due to misdiagnosis caused by similarities to other skin diseases. We received Pediatric Rare Disease Designation for ATR-12 by the United States Food and Drug Administration, or FDA, in 2019. In December 2022, we submitted an investigational new drug application, or IND, for a Phase 1b clinical trial of ATR-12 in Netherton syndrome patients, and on January 27, 2023 we received notification from the FDA that the “study may proceed” with respect to the proposed Phase 1b clinical trial. We expect to commence our Phase 1b clinical trial in December of 2023 and report initial results in mid-2024.

●	ATR-04, a genetically modified strain of S. epidermidis for treating the papulopustular rash experienced by cancer patients undergoing epidermal growth factor receptor inhibitor, or EGFRi, targeted therapy. We intend to submit an IND for a Phase 1b clinical trial in certain cancer patients undergoing EGFRi targeted therapy by the first half of 2024. Subject to FDA clearance of our IND, we expect to commence our Phase 1b clinical trial in the second half of 2024.

●	ATR-01, an engineered recombinant human filaggrin protein for treating ichthyosis vulgaris, a chronic, xerotic (abnormally dry), scaly skin disease with an estimated incidence and prevalence of 1 in 250, which suggests a total patient population of 1.3 million in the United States. We are planning to complete lead optimization and IND-enabling studies in 2023 and 2024 to support an IND filing target in late 2024 or early 2025.

●	Two separate strains of bacterial microbes being investigated and developed by us and Bayer Consumer Care AG, the consumer products division of Bayer AG, or Bayer, the international life science company. We entered into a Joint Development Agreement, or JDA, with Bayer in December 2019. Under the terms of the JDA, we are responsible for testing our library of bacterial strains and their natural products for key preclinical properties. After screening through hundreds of strains, we and Bayer have selected two particular strains to move forward into further development. Bayer holds the exclusive option to license the patent rights to these strains. In December 2020, Bayer purchased $8 million of our Series B preferred stock, which converted into 1,449,743 shares of our common stock, representing approximately 12.0%, of our outstanding common shares.

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

We intend to create a broad portfolio of product candidates for precision dermatology through our development of genetically engineered proteins selected from our proprietary microbial library of approximately 1,500 unique bacterial strains. Our strategy is as follows:

●	Build a sustainable precision dermatology company. Our goal is to build a leading precision dermatology company with a sustainable pipeline of product candidates. To that end, we are focused on rapidly advancing our current pipeline of live biotherapeutic candidates while actively developing additional product candidates. Each of our current product candidates are proprietary and subject to pending patent applications. We expect that most, if not all, genetically engineered product candidates we develop will be eligible for patent protection.

●	Advance our lead product candidates, ATR-12 and ATR-04, through clinical trials. In 2022, we obtained pre-IND correspondence with the FDA for purposes of discussing our proposed regulatory pathway for ATR-12 and obtaining guidance from the FDA on the preclinical plan leading to the filing and acceptance of an IND for ATR-12. In December 2022, we filed an IND for a first-in-human trial of ATR-12 in Netherton syndrome patients. On January 27, 2023, we received notification from the FDA that the “study may proceed” with respect to the proposed Phase 1b clinical trial, and we expect to commence our Phase 1b clinical trial in December of 2023, with initial results expected by mid-2024. We also plan to conduct a Phase 1b trial of our ATR-04 in certain cancer patients undergoing EGFRi therapy and expect to file an IND for ATR-04 by the first half of 2024.

●	Broaden our platform by selectively exploring strategic partnerships that maximize the potential of our precision dermatology programs. We intend to maintain significant rights to all of our core technologies and product candidates. However, we will continue to evaluate partnering opportunities in which a strategic partner could help us to accelerate development of our technologies and product candidates, provide access to synergistic combinations, or provide expertise that could allow us to expand into the treatment of different types of skin diseases. We may also broaden the reach of our platform by selectively in-licensing technologies or product candidates. In addition, we will consider potentially out-licensing certain of our proprietary technologies for indications and industries that we are not ourselves pursuing. We believe our genetic engineering techniques and technologies have applicability outside of the field of medicine, including cosmetics and in the generation of clean fuels and bioremediation.

●	Leverage our academic partnerships. We currently have partnerships with investigators at the Fred Hutchinson Cancer Center, Yale University, Jackson Laboratory for Genomic Medicine, and Carnegie Mellon University. We expect to leverage these partnerships and potentially expand them or form other academic partnerships to bolster our engineering platforms and expand our research and development pipeline.

●	Expand on our other potential product candidates. Beyond our three lead product candidates, our goal is to develop a broad portfolio of product candidates focused on expanding the application of our platforms for precision dermatology. We have a proprietary platform for discovering and developing therapeutic products for precision dermatology. Our platform is built around a microbial library comprised of approximately 1,500 unique bacterial strains to allow screening for unique therapeutic characteristics and utilizes a microbial genetic technology that analyzes, predicts and engineers the proteins, peptides and molecules made by skin microbes. Our ability to genetically engineer intractable microbial species is uniquely leveraged by our exclusive license to the SyMPL technology.

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

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022

The following table summarizes our results of operations with respect to the items set forth below for the three months ended September 30, 2023 and 2022, together with the percentage change for those items.

	Three Months Ended September 30,
	2023	2022	$ Change	% Change

Service revenue - related party	$310,700	$48,500	$262,200	541%
Total revenue	310,700	48,500	262,200	541%

Operating expenses:
General and administrative	1,755,908	1,054,570	701,338	67%
Research and development	548,524	1,364,380	(815,856)	(60)%
Total operating expenses	2,304,432	2,418,950	(114,518)	(5)%

Loss from operations	(1,993,732)	(2,370,450)	376,718	(16)%

Other income (expense):
Interest income	634	3,201	(2,567)	(80)%
Interest expense	(710)	(31,333)	30,623	(98)%
Employee retention credit	—	—	—	—%
Forgiveness of accounts payable	—	—	—	—%
Change in fair value of convertible note	—	—	—	—%
Other expense	50,519	(19,038)	69,557	(365)%
Total other income (expense)	50,443	(47,170)	97,613	(207)%

Net loss	(1,943,289)	(2,417,620)	474,331	(20)%

Net loss	(1,943,289)	(2,417,620)	474,331	(20)%
Dividends on preferred stock	—	(692,246)	692,246	(100)%
Net loss attributable to common shareholders	$(1,943,289)	$(3,109,866)	$1,166,577	(38)%

Service Revenue - Related Party

We generated $310,700 of service revenue under the Bayer JDA during the third quarter of fiscal 2023 compared to service revenue of $48,500 under the JDA for the comparable period in fiscal 2022. The increase of $262,200 in service revenue is attributable to an increase in the amount of reimbursable development costs incurred in 2023.

General and Administrative

General and administrative costs during the third quarter of fiscal 2023 increased by $701,338, or 67%, to $1,755,908 from the prior year period. The increase was primarily related to an increase of $856,000 in accounting, legal, financing, and insurance costs offset by a decrease of $154,662 in payroll and related costs.

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

During the third quarter of fiscal 2023, research and development expenses decreased by $815,856, or 60%, to $548,524 from the prior year period. The decrease was primarily related to a decrease of $735,000 in research and development related costs attributable to our efforts in moving our Netherton program forward and a net decrease in payroll and related costs of $293,000 attributable to a reduction in staff offset by a net increase in CMC costs of $212,144 attributable to our efforts in moving our Netherton program forward. There was no government and nonprofit grant revenue received by us during the second quarter of fiscal 2023 or 2022.

We expect our research and development expenses to significantly increase in the future due primarily to our planned clinical trial activity and continued development of product candidates.

Other Income (Expense)

Our other income (expense) consists of refundable research and development credits, valuation of warrants, loss on disposal of equipment, loss on foreign currency and interest expense. During the third quarter of fiscal 2023, other income (expense) increased by $97,613, or 207%, compared to the comparable period in fiscal 2022. The increase was primarily related to an increase of $97,676 attributable to the valuation of the warrants, an increase of $29,365 attributable to interest expense, an decrease of $41,417 attributable to a loss on disposal of equipment and by a net increase of $11,989 attributable to other income and expense.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

The following table summarizes our results of operations with respect to the items set forth below for the for the nine months ended September 30, 2023 and 2022 together with the percentage change for those items.

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
Service revenue - related party
Total revenue	$596,000	$253,500	$342,500	135%
	596,000	253,500	342,500	135%
Operating expenses:
General and administrative	3,443,559	2,583,818	859,741	33%
Research and development	2,188,795	4,425,195	(2,236,400)	(51)%
Total operating expenses	5,632,354	7,009,013	(1,376,659)	(20)%
	—	—	—	—%
Loss from operations	(5,036,354)	(6,755,513)	1,719,159	(25)%
	—	—	—	—%
Other income (expense):
Interest income	1,184	4,056	(2,872)	(71)%
Interest expense	(166,729)	(66,781)	(99,948)	150%
Employee retention credit	—	229,813	(229,813)	(100)%
Forgiveness of accounts payable	56,285	—	56,285	100%
Change in fair value of convertible note	(3,630,100)	—	(3,630,100)	100%
Other expense	(54,282)	(45,365)	(8,917)	20%
Total other income (expense)	(3,793,642)	121,723	(3,915,365)	(3,217)%
	—	—	—	—%
Net loss	(8,829,996)	(6,633,790)	(2,196,206)	33%
	—	—	—	—%
Net loss	(8,829,996)	(6,633,790)	(2,196,206)	33%
Dividends on preferred stock	(1,355,347)	(2,076,737)	721,390	(35)%
Net loss attributable to common shareholders	$(10,185,343)	$(8,710,527)	$(1,474,816)	17%

Service Revenue - Related Party

We generated $596,000 of service revenue under the Bayer JDA during the first nine months of fiscal 2023 compared to service revenue of $253,500 under the JDA for the comparable period in fiscal 2022. The increase of $342,500 in service revenue is attributable to an increase in the amount of reimbursable development costs in 2023.

General and Administrative

General and administrative costs during the first nine months of fiscal 2023 increased by $859,741, or 33%, to $3,443,559 from the prior year period. The increase was primarily related to an increase of $1,167,000 in accounting, financing, legal and insurance costs offset by a decrease of $381,000 in payroll and related costs and debt issuance costs, and a net increase of $73,741 in other overhead expenses.

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

During the first nine months of fiscal 2023, research and development expenses decreased by $2,236,400, or 51%, to $2,188,795 from the prior year period. The decrease was primarily related to a decrease of $1,547,000 in research and development related costs attributable to our efforts in moving our Netherton program forward, a net decrease in payroll and related costs of $702,000 attributable to a reduction in staff and a net decrease of $12,600 of other costs. There was no government and nonprofit grant revenue received by us during the first nine months of fiscal 2023 or 2022.

We expect our research and development expenses to significantly increase in the future due primarily to our planned clinical trial activity and continued development of product candidates.

Other Income (Expense)

Our other income (expense) consists of refundable research and development credits, valuation of warrants, amortization of debt issuance costs, forgiveness of accounts payable, loss on disposal of equipment, loss on foreign currency translation, employee retention credit, change in fair value of the convertible note and interest expense. During the first nine months of fiscal 2023, other income (expense) increased by $3,915,365, or 3,217%, compared to the comparable period in fiscal 2022. The increase was primarily related to an increase of $3,630,100 attributable to the change in fair value of the convertible note, an increase of $99,948 attributable to interest expense, an increase of $229,813 attributable to the employee retention credit, a decrease of $56,285 attributable to forgiveness of accounts payable and a net increase of $11,789 attributable to other income and expense.

Financial Condition

As of September 30, 2023, we had total assets of approximately $7.5 million and working capital of approximately $3.4 million. As of September 30, 2023, our liquidity included approximately $4.4 million of cash and cash equivalents. We believe that our cash on-hand will be sufficient to cover our proposed plan of operations into the first half of 2024 including dosing in the proposed Phase 1b clinical trial for ATR-12 and preclinical work on ATR-04. However, as of the date of this report, we believe that we will need additional capital in the first half of 2024, and there can be no assurance we will not need additional capital sooner. In addition, we believe that we will need additional capital to obtain marketing approval for ATR-12 and ATR-04, assuming such approval can be obtained at all. We intend to seek additional funds through various financing sources, including the sale of our equity and debt securities, licensing fees for our technology and joint ventures with industry partners. In addition, we will consider alternatives to our current business plan that may enable us to achieve revenue producing operations and meaningful commercial success with a smaller amount of capital. However, there can be no guarantees that such funds will be available on commercially reasonable terms, if at all. If such financing is not available on satisfactory terms, we may be unable to further pursue our business plan and we may be unable to continue operations.

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

Due to our accumulated deficit, recurring and negative cash flow from operations there is substantial doubt about our ability to continue as a going concern. Our financial statements include disclosure with respect to a substantial doubt about our ability to continue as a going concern and the report of our independent auditor includes an explanatory paragraph with respect to that substantial doubt.

Cash Flows

The following table shows a summary of our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2023	2022

Net cash used in operating activities	$(4,778,962)	$(6,176,777)

Net cash used in investing activities	$(258,274)	$(239,970)

Net cash provided by financing activities	$5,944,907	$4,310,807

Net increase (decrease) in cash	$907,671	$(2,105,940)

Operating Activities

During the first nine months of fiscal 2023, operating activities used $4.8 million of cash primarily driven by our net loss of $8.8 million offset by non-cash items of $4.0 million. During the comparable period of fiscal 2022, operating activities used $6.2 million of cash primarily driven by our net loss of $6.6 million offset by non-cash items of $400,000.

Investing Activities

During the first nine months of fiscal 2023, investing activities used $258,274 of cash primarily driven by $235,000 thousand of trademark and patent costs and $23,000 for the purchase of furniture and equipment. During the comparable period of fiscal 2022, investing activities used $240,000 of cash primarily driven by $221,000 of trademark and patent costs and $19,000 for the purchase of furniture and equipment.

Financing Activities

During the first nine months of fiscal 2023, financing activities provided $5.9 million in cash driven by proceeds from our initial public offering. During the comparable period of fiscal 2022, financing activities provided $4.3 million in cash primarily driven by the proceeds from the convertible notes.

Critical Accounting Policies

During the nine months ended September 30, 2023, there were no material changes to our critical accounting policies previously disclosed in our Prospectus dated June 15, 2023 and filed with the SEC on June 21, 2023.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as of September 30, 2023. In the course of that evaluation, we identified a material weakness as it relates to a lack of adequate segregation of accounting functions. We intend to increase staffing within our accounting infrastructure sufficient to facilitate proper segregation of accounting functions and to enable appropriate review of our internally prepared financial statements. Based upon the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2023.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

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

Item 6. Exhibits.

Exhibit Number	Description	Method of Filing

3.1	Amended and Restated Certificate of Incorporation of the Registrant	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on June 21, 2023

3.2	Amended and Restated Bylaws of the Registrant	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on June 21, 2023

31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith

31.2	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).	Filed electronically herewith

101 INS	Inline XBRL Instance Document.	Filed electronically herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Filed electronically herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Filed electronically herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Filed electronically herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Filed electronically herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Filed electronically herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	Filed electronically herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AZITRA, INC.

Date: November 14, 2023	By:	/s/ Francisco D. Salva
Francisco D. Salva,
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2023	By:	/s/ Norman Staskey
Norman Staskey
Chief Financial Officer
(Principal Financial Officer)

