Form 10-K/A
period 2023-12-31
Azitra, Inc.
filed 2024-04-29
CIK 1701478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

The number of shares of the registrant’s common stock outstanding as of April 23, 2024 was 28,804,643.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Audit Firm ID	Auditor Name	Auditor Location
606	GRASSI & CO., CPAs, P.C.	Jericho, New York

i

EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment”) amends the Annual Report on Form 10-K for the year ended December 31, 2023 of Azitra, Inc. filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2024 (the “Original Form 10-K”). The purpose of this Amendment is to amend Part III, Items 10 through 14 of the Original Form 10-K to include information previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K. Accordingly, Part III of the Original Form 10-K is hereby amended and restated as set forth below and the reference on the cover page of the Original Form 10-K to the incorporation by reference of our definitive proxy statement into Part III of the Original Form 10-K is hereby deleted.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment under Item 15 of Part IV hereof, which has been amended to reflect the filing of these new certifications. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted.

Except as described above, no other changes have been made to the Original Form 10-K. The Original Form 10-K continues to speak as of the date of the Original Form 10-K, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Form 10-K other than as expressly indicated in this Amendment. In this Amendment, unless the context indicates otherwise, the terms “Company,” “we,” “us,” and “our” refer to Azitra, Inc. Other defined terms used in this Amendment but not defined herein shall have the meaning specified for such terms in the Original Form 10-K.

ii

CAUTIONARY NOTICE

This Amendment contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those forward-looking statements include our expectations, beliefs, intentions and strategies regarding the future. These and other factors that may affect our financial results are discussed more fully in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Original Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in our forward-looking statements. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances described in the forward-looking statements will be achieved or occur. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We caution readers not to place undue reliance on any forward-looking statements. We do not undertake, and specifically disclaim any obligation, to update or revise such statements to reflect new circumstances or unanticipated events as they occur, and we urge readers to review and consider disclosures we make in this and other reports that discuss factors germane to our business. See in particular our reports on Forms 10-K, 10-Q, and 8-K subsequently filed from time to time with the Securities and Exchange Commission.

Except as otherwise indicated, all share and share price in this report gives effect to a forward stock split effected on May 17, 2023 at a ratio of one for 7.1 for one.

iii

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

The following table sets forth the names, ages and positions of our current executive officers and directors.

Name	Age	Position
Francisco D. Salva	54	President, Chief Executive Officer and Director
Norman Staskey	54	Chief Financial Officer
Travis Whitfill	34	Chief Operating Officer and Director
Andrew McClary, MD	38	Independent Director
Barbara Ryan	64	Independent Director
John Schroer	58	Independent Director

Information about our Executive Officers and Directors

Francisco D. Salva has served as our president and chief executive officer and a member of our Board since April 2021. Mr. Salva has over 15 years of experience in senior leadership roles in the biotechnology and pharmaceutical industries. Mr. Salva served as president and chief executive officer of Complexa, Inc., an inflammation and fibrosis focused biopharmaceutical company, from May 2018 to August 2020. From February 2011 to November 2016, Mr. Salva served as a co-founder and vice president of operations of Acerta Pharma B.V., Inc, a cancer and autoimmune focused biopharmaceutical company. Mr. Salva serves as a director of Vincerx Pharma, Inc. (Nasdaq: VINC). Prior to his operating roles, Mr. Salva served in various senior positions in the venture capital and investment banking industries focusing on healthcare, biotechnology and pharmaceuticals companies. Mr. Salva received a B.A. from Brown University and an MSc in economics and philosophy from the London School of Economics. We believe that Mr. Salva’s experience as a senior executive, venture capitalist and investment banker in the biotech and pharmaceutical industries qualifies him to serve on our Board.

Norman Staskey has served as our chief financial officer since October 2022. Since May 15, 2021, Mr. Staskey has also served as a senior director of Danforth Advisors, a national consulting firm providing financial, accounting and reporting services to the life science industry. From September 2014 to May 2021, Mr. Staskey was employed by EY (formally Ernst & Young), most recently as a managing director in EY’s Financial Accounting and Advisory services practice.

Travis Whitfill is a co-founder of Azitra and has served on our Board since inception. Mr. Whitfill has served in various roles at Azitra, including chief scientific officer from January 2014 to September 2019 and director of advanced technology since September 2019, and as chief operating officer since June 2023. Mr. Whitfill served as a partner at Bios Equity Partners, LP, a biotechnology-focused venture capital firm, from October 2015 to June 2023 and a senior analyst at Bios Research from September 2014 to June 2023. He has also served as an associate research scientist and assistant professor adjunct at Yale University from July 2016 to March 2022 and since March 2022, respectively, with appointments in the Departments of Pediatrics and Emergency Medicine. Mr. Whitfill has served on the board of directors of IN8Bio, Inc. (Nasdaq: INAB) since March 2018, 410 Medical from September 2017 to July 2019 and SIRPant Immunotherapeutics from September 2021 to June 2023. Mr. Whitfill has led numerous grant-funded projects, holds several patents and has co-authored over 60 publications. Mr. Whitfill received a B.S. from Dallas Baptist University, an MPH from Yale University and an MPhil from University College London. We believe that Mr. Whitfill’s strong background in entrepreneurship and in the biotech and healthcare industries qualifies him to serve on our Board.

Andrew McClary, MD has served as a member of our Board since March 2019. Dr. McClary is the founding general partner at KdT Ventures LP, a biotechnology focused venture firm founded in 2017. At KdT, Dr. McClary invests in companies leveraging the intersection of the physical sciences and engineering, both computational and biochemical. In addition to leading KdT’s investment in Azitra, Dr. McClary has also led KdT’s investments in PathAI, Dyno Therapeutics, Solugen, Terray Therapeutics, STRM Therapeutics, Elegen, and Checkerspot. Prior to KdT, Dr. McClary served on faculty as a Pathologist at Stanford University and was an early employee at Included Health (formerly known as Grand Rounds), where he was the physician lead for the Data Science and Analytics team. Dr. McClary received his M.D. from Tulane University, where he has held prior academic appointments and was an HHMI/NIH Fellow, and his Sc.B. in Biochemistry and Molecular Biology from Brown University. We believe that Dr. McClary’s medical and scientific expertise as a physician-scientist coupled with his experience working in the venture capital industry qualifies him to serve on our Board.

Barbara Ryan has served as a member of our Board since June 2023. Ms. Ryan founded Barbara Ryan Advisors, a capital markets and communications firm, in 2012 following a more than 30-year career on Wall Street as a sell-side research analyst covering the U.S. pharmaceutical industry. Ms. Ryan has deep experience in equity and debt financings, M&A, valuation, SEC reporting, financial analysis and corporate strategy across a broad range of life sciences companies. Ms. Ryan worked on several of the industry’s largest M&A transactions, including Shire’s defense versus a hostile takeover attempt by Abbvie, Shire’s takeover of Baxalta, Allergan’s defense against Valeant and Perrigo’s defense versus Mylan Ms. Ryan served as an executive team member and on the disclosure committee for Radius Health from January 2014 to December 2017. Previously, Ms. Ryan was a managing director at Deutsche Bank/Alex Brown and head of the company’s pharmaceutical research team for 19 years and began her research career covering the pharmaceutical industry at Bear Stearns in 1982. Ms. Ryan currently serves as a director on the board of MiNK Therapeutics, Inc. (Nasdaq: INKT), where she chairs the audit committee, INVO Bioscience, Inc, (Nasdaq: INVO), Invidior, PLC (LON:INDV) and The Red Door Community (formerly Gilda’s Club NYC), a non-profit organization. Ms. Ryan is the founder of Fabulous Pharma Females, a non-profit whose mission is to advance women in the biopharma industry, is a member of the editorial advisory board of Pharmaceutical Executive Magazine, a faculty member of the GLG Institute and a member of the Prix Galien executive advisory board. We believe that Ms. Ryan is qualified to serve as a member of our Board because of her experience and knowledge of corporate finance, mergers and acquisitions, corporate governance, as well as other operational, financial and accounting matters gained as a past and present executive officer and/or director of other public and private companies.

John Schroer has served as a member of our Board since June 2023. Mr. Schroer has served as chief financial officer of Alumis, Inc., a privately held biotechnology company developing precision immunology therapies, since March 2022. Mr. Schroer was chief financial officer of Arsenal Biosciences, Inc., a privately held biotechnology company developing programmable cell therapy for solid tumors, from February 2021 to February 2022. Mr. Schroer was chief financial officer of Translate Bio, Inc., a biotechnology company developing mRNA therapeutics and vaccines acquired by Sanofi in September 2021 for $3.2 billion, from May 2018 to December 2020. Previously, Mr. Schroer was Sector Head – Global Health Care for Allianz Global Investors, an international asset management firm, from January 2014 to May 2018. Mr. Schroer received his B.S. and M.B.A from the University of Wisconsin – Madison. We believe that Mr. Schroer’s strong background holding leadership positions in the biotechnology industry and almost 30 years of investing in the life sciences sector qualifies him to serve on our Board.

Family Relationships

There are no family relationships among any of our executive officers or directors.

Corporate Governance

Audit Committee

Our audit committee consists of John Schroer, Andrew McClary and Barbara Ryan, with Mr. Schroer serving as chairperson. Our Board has determined that each member meets the independence requirements of the Sarbanes-Oxley Act, Rule 10A-3 under the Exchange Act and the applicable listing standards of the NYSE American. Each member of our audit committee can read and understand fundamental financial statements in accordance with the SEC and NYSE American audit committee requirements. In arriving at this determination, the Board has examined each audit committee member’s scope of experience and the nature of their prior and/or current employment.

Process for Stockholders to Send Communications to our Board of Directors

Because we have always maintained open channels of communication with our stockholders, we do not have a formal policy that provides a process for stockholders to send communications to our Board. However, if a stockholder would like to send a communication to our Board, please address the letter to the attention of our corporate secretary, Travis Whitfill, and it will be distributed to each director.

Section 16(A) Beneficial Ownership Reporting Compliance

Rules adopted by the SEC under Section 16(a) of the Exchange Act require our officers and directors, and persons who own more than 10% of the issued and outstanding shares of our equity securities, to file reports of their ownership, and changes in ownership, of such securities with the SEC on Forms 3, 4 or 5, as appropriate. Such persons are required by the regulations of the SEC to furnish us with copies of all forms they file pursuant to Section 16(a).

Based solely upon a review of Forms 3, 4 and 5 and amendments thereto furnished to us during our most recent fiscal year, and any written representations provided to us, we believe that all of the officers, directors, and owners of more than 10% of the outstanding shares of our common stock complied with Section 16(a) of the Exchange Act for the year ended December 31, 2023.

Code of Ethics

We have adopted a Code of Ethics applicable to all of our employees, executive officers and directors. The Code of Ethics is available on our website at www.azitrainc.com. The audit committee of our Board is responsible for overseeing the Code of Ethics and must approve any waivers of the Code of Ethics for employees, executive officers and directors. In addition, we have posted on our website all disclosures that are required by law or the listing standards of the applicable stock exchange concerning any amendments to, or waivers from, any provision of the Code of Ethics.

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth the compensation awarded to or earned by our chief executive officer and our two other highest paid executive officers for the years ended December 31, 2023 and 2022. In reviewing the table, please note that:

●	Francisco D. Salva was appointed to serve as our president and chief executive officer in April 2021;
●	Norman Staskey was appointed to serve as our chief financial officer in October 2022; and
●	Travis Whitfill was appointed to serve as our chief operating officer in June 2023.

	Year	Salary ($)	Bonus ($)	Option Awards $ (1)	All Other Compensation (2)	Total
Francisco D. Salva,	2023	$420,000	$—	$—	$7,030	$427,030
Pres. and CEO	2022	$403,846	$—	$—	$202	$404,048
Norman Staskey,	2023	$—	$—	$20,700	$314,025	$334,725
CFO	2022	$—	$—	$—	$63,200	$63,200
Travis Whitfill,	2023	$158,846	$—	$20,700	$2,767	$182,313
COO	2022	$—	$—	$—	$10,050	$10,050

(1)	The dollar amounts in the Option Awards columns above reflect the values of options as of the grant date for the years ended December 31, 2023 and 2022, in accordance with ASC 718, Compensation-Stock Compensation (“ASC 718”) and, therefore, do not necessarily reflect actual benefits received by the individuals. Assumptions used in the calculation of these amounts are included in Note 11 to our audited financial statements.

(2)	All other compensation includes commuter benefits, vacation payouts, relocation reimbursements, 401K match contributions, and life insurance premiums, plus consulting fees paid for Mr. Staskey’s services as chief financial officer and consulting fees paid to Mr. Whitfill prior to his appointment as chief operating officer.

Narrative Disclosure to Officer Compensation Table

All of our current named executive officers are at-will employees and set forth below is a summary of the current terms of their compensatory arrangements.

Francisco D. Salva

We have entered into an executive employment agreement dated April 22, 2021 with Mr. Salva, pursuant to which Mr. Salva serves as our president and chief executive officer. We have agreed to pay Mr. Salva an annual base salary of $420,000 under the agreement. Mr. Salva is also eligible to receive a bonus of up to 35% of his base salary based on performance parameters set by our Board. Mr. Salva’s executive employment agreement entitles him to participate in health insurance and other benefits, at our expense, made available to other executive officers. In the event of Mr. Salva’s termination by us without cause or his resignation for good reason, as such terms are defined in the executive employment agreement, Mr. Salva will be entitled to the continuation of his base salary and health insurance coverage for a period of 12 months and a prorated amount of his annual bonus for the year in which the termination occurred, subject to the achievement of applicable performance targets. Mr. Salva’s executive employment agreement is an “at will” agreement subject to termination by either party at any time and for any reason, subject to certain notice requirements. The agreement contains customary provisions relating to intellectual property assignment, confidentiality and indemnification.

In connection with our execution of the executive employment agreement, we granted to Mr. Salva an option to purchase up to 465,760 shares of our common stock at an exercise price of $1.56 per share under the 2016 Plan. The options vest and become exercisable as follows: 80% of the options, or options to purchase 372,608 shares of our common stock, are subject to time-based vesting, with options to purchase 93,152 shares (25%) vesting on the first anniversary of the grant and options to purchase 279,456 shares (75%) vesting in equal monthly installments over the 36 months following the first anniversary; 20% of the options, or options to purchase 13,120 shares of our common stock, shall vest upon patient dosing in the first in-human clinical trial of ATR-12 or a substitute live biotherapeutic product, as determined by our Board in its reasonable discretion. The options expire on the ten-year anniversary of the date of grant.

Norman Staskey

Mr. Staskey serves as our chief financial officer pursuant to a Consulting Agreement dated October 12, 2002 between us and Danforth Advisors, LLC. Pursuant to the Consulting Agreement, Danforth Advisors provides to us certain strategic and financial advice and support services, including Mr. Staskey’s services as chief financial officer, at hourly rates between $135 and $575 per hour, depending on the level of service and the seniority of the service provider. The Consulting Agreement is subject to termination by either party on 30 days written notice and contains customary provisions relating to intellectual property assignment, confidentiality and indemnification.

On September 8, 2023, we granted to Mr. Staskey an option to purchase up to 10,000 shares of our common stock at an exercise price of $2.07 per share under the 2016 Plan. The options are subject to time-based vesting, with options to purchase 2,500 shares (25%) vesting on the first anniversary of the grant and options to purchase 7,500 shares (75%) vesting in equal monthly installments over the 36 months following the first anniversary; The options expire on the ten-year anniversary of the date of grant.

Travis Whitfill

We have entered into an executive employment agreement dated July 5, 2023 with Mr. Whitfill, pursuant to which Mr. Whitfill serves as our chief operating officer. We have agreed to pay Mr. Whitfill an annual base salary of $350,000 under the agreement. Mr. Whitfill is also eligible to receive a bonus of up to 30% of his base salary based on performance parameters set by our Board. Mr. Whitfill’s executive employment agreement entitles him to participate in health insurance and other benefits, at our expense, made available to other executive officers. In the event of Mr. Whitfill’s termination by us for any reason other than cause or his incapacity, as such terms are defined in the executive employment agreement, Mr. Whitfill will be entitled to the continuation of his base salary for a period of six months and, if unpaid at the time of termination, his annual bonus for the year prior to the year in which the termination occurred. Mr. Whitfill’s executive employment agreement is an “at will” agreement subject to termination by either party at any time and for any reason, subject to certain notice requirements. The agreement contains customary provisions relating to intellectual property assignment, confidentiality and indemnification.

On September 8, 2023, we granted to Mr. Whitfill an option to purchase up to 10,000 shares of our common stock at an exercise price of $2.07 per share under the 2016 Plan. The options are subject to time-based vesting, with options to purchase 2,500 shares (25%) vesting on the first anniversary of the grant and options to purchase 7,500 shares (75%) vesting in equal monthly installments over the 36 months following the first anniversary; The options expire on the ten-year anniversary of the date of grant.

Outstanding Equity Awards at December 31, 2023

Set forth below is information concerning the equity awards held by our named executive officers as of December 31, 2023.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Francisco Salva	248,407	124,200[1]	$1.70	06/29/2031
	0	93,152[2]	$1.70	06/29/2031
Norm Staskey	833	9,167[3]	$2.07	09/08/2033
Travis Whitfill	55,785	0	$.48	01/01/2026
	37,367	0	$1.70	12/16/2030
	833	9,167 [3]	$2.07	09/08/2033

1 Options continue to vest ratably over the remaining thirty-six months of continuous service.

2 Options are performance based and vest upon the achievement of clinical milestones as defined in Mr. Salva’s employment agreement.

3 25% of the option awards vest on the first anniversary of the grant date with the remaining shares vesting ratably each month during the remaining thirty-six months of continuous service.

Non-Employee Director Compensation

On September 8, 2023, we granted to Barbara Ryan and John Schroer each an option to purchase up to 10,000 shares of our common stock at an exercise price of $2.07 per share under the 2016 Plan. The options are subject to time-based vesting, with options to purchase 2,500 shares (25%) vesting on the first anniversary of the grant and options to purchase 7,500 shares (75%) vesting in equal monthly installments over the 36 months following the first anniversary, subject t their continued service on our board of directors; The options expire on the ten-year anniversary of the date of grant.

Other than the options described above, we have not paid any directors’ fees or other compensation to our directors for their services as directors. All of our directors receive reimbursement for out-of-pocket expenses for attending board of directors meetings. We intend to commence the payment of our non-executive directors, including the payment of cash and equity awards, or a combination of both, but we have not adopted any such plans or policies as of this date. From time to time, we may also engage certain outside members of the board of directors to perform services on our behalf and we will compensate such persons for the services which they perform.

Stock Incentive Plans

We have adopted the Azitra, Inc. 2016 Stock Incentive Plan, or 2016 Plan, providing for the grant of non-qualified stock options and incentive stock options to purchase shares of our common stock and for the grant of restricted and unrestricted share grants and restricted stock units. We currently have reserved 242,345 shares of our common stock under the 2016 Plan. The purpose of the 2016 Plan is to provide eligible participants with an opportunity to acquire an ownership interest in our company. All officers, directors, employees and consultants to our company are eligible to participate under the 2016 Plan. The 2016 Plan provides that options may not be granted at an exercise price less than the fair market value of our shares of common stock on the date of grant. As of the date of this report, we have outstanding options granted under the 2016 Plan to purchase an aggregate of 1,248,255 shares of our common stock at an average exercise price of $1.34 per share.

In March 2023, our Board and stockholders approved and adopted the Azitra, Inc. 2023 Stock Incentive Plan, or 2023 Plan, providing for the grant of non-qualified stock options and incentive stock options to purchase shares of our common stock and for the grant of restricted and unrestricted share grants and restricted stock units. We currently have reserved 2,000,000 shares of our common stock under the 2023 Plan. The purpose of the 2023 Plan is to provide eligible participants with an opportunity to acquire an ownership interest in our company. All officers, directors, employees and consultants to our company are eligible to participate under the 2023 Plan. The 2023 Plan provides that options may not be granted at an exercise price less than the fair market value of our shares of common stock on the date of grant. As of the date of this report, we have outstanding options granted under the 2023 Plan to purchase an aggregate of 40,000 shares of our common stock at an average exercise price of $2.07 per share.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of our shares of common stock as of the date of this report by:

●	each person who is known by us to be the beneficial owner of more than five percent (5%) of our issued and outstanding shares of common stock;
●	each of our executive officers and directors; and
●	all of the aforementioned directors and executive officers as a group.

The beneficial ownership of each person was calculated based on 28,804,643 shares of common stock issued as of March 31, 2024. The SEC has defined “beneficial ownership” to mean more than ownership in the usual sense. For example, a person has beneficial ownership of a share not only if he owns it, but also if he has the power (solely or shared) to vote, sell or otherwise dispose of the share. Beneficial ownership also includes the number of shares that a person has the right to acquire within 60 days of March 31, 2024, pursuant to the exercise of options or warrants or the conversion of notes, debentures or other indebtedness. Two or more persons might count as beneficial owners of the same share.

Unless otherwise indicated, the address for each reporting person is c/o Azitra, Inc., 21 Business Park Drive, Branford, Connecticut 06405.

Name of Director and Executive Officer	Number of Shares	Percentage Owned
Francisco D. Salva (1)	625,516	2.2%
Norman Staskey	51,100	*
Travis Whitfill (2)	427,653	1.5%
Andrew McClary (3)	313,712	1.1%
Barbara Ryan	—	*
John Schroer	—	*
Directors and executive officers, as a group (6 persons)	1,417,991	4.9%

Name and Address of Five Percent Stockholders	Number of Shares	Percentage Owned
Bios Equity Entities (4)	6,799,021	23.5%

*	Represents less than 1% of the number of shares of our common stock outstanding.

(1)	Includes 287,216 shares of our common stock issuable upon exercise of presently exercisable options.

(2)	Includes 93,152 shares issuable upon exercise of presently exercisable options.

(3)	The securities are held by KdT Ventures LP, of which Mr. McClary is the managing partner. Includes 21,802 shares of our common stock issuable upon the exercise of warrants.

(4)	Consists of (i) 799,467 shares of common stock held by Bios Fund I, LP, (ii) 436,173 shares of common stock and 39,760 shares of common stock issuable upon the exercise of warrants held by Bios Azitra Co-Invest I, LP, (iii) 313,250 shares of common stock and 22,726 shares of common stock issuable upon the exercise of warrants held by Bios Fund II, LP, (iv) 404,767 shares of common stock held by Bios Fund III, LP, (v) 467,613 shares of common stock held by Bios Fund I QP, LP, (vi) 1,023,442 shares of common stock and 74,236 shares of common stock issuable upon the exercise of warrants held by Bios Fund II QP, LP, (vii) 2,643,705 shares of common stock held by Bios Fund III QP, LP, (viii) 137,000 shares of common stock and 9,938 shares of common stock issuable upon the exercise of warrants held by Bios Fund II NT, LP, (ix) 426,944 shares of common stock held by Bios Fund III NT, LP. Bios Equity Partners, LP is the general partner of the following entities: Bios Fund I, LP and Bios Fund I QP, LP. Bios Equity Partners II, LP is the general partner of Bios Fund II, LP, QP, LP, Bios Fund II, LP and Bios Fund II NT, LP. Cavu Management, LP, an entity managed and controlled by Mr. Les Kreis, and Bios Capital Management, LP, an entity managed and controlled by Mr. Aaron Fletcher, are the general partners of Bios Equity I, LP and Bios Equity II, LP. Cavu Advisors LLC, an entity that is managed and controlled by Mr. Kreis, is the general partner of Cavu Management LP. Bios Advisors GP, LLC, an entity that is managed and controlled by Mr. Fletcher, is the general partner of Bios Capital Management, LP. The shares owned by Bios Fund I, Bios Fund I QP, Bios Fund II, Bios Fund II QP, Bios Fund II NT and Bios Fund III NT (“Bios Equity Entities”) are aggregated for purposes of reporting share ownership information. Mr. Kreis and Mr. Fletcher share voting and investment control with respect to shares held by the Bios Equity Entities. Travis Whitfill, a chief operator officer and director of the Company, was a partner at Bios Equity Partners, LP until June 2023, but did not have any voting or investment control with respect to the shares held by the Bio Equity Entities. The address for Bios Equity Entities is 1751 River Run, Suite 400, Fort Worth, Texas 76107.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

Except as set forth below, since January 1, 2020, we have not been a party to any transaction in which the amount involved in the transaction exceeded the lesser of $120,000 or one percent of the average of our total assets as of December 31, 2022 and 2021, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our voting securities or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than compensation arrangements, which include equity and other compensation, termination, change in control and other arrangements, which are described under “Executive Compensation.” We have adopted a policy that any transactions with directors, officers, beneficial owners of five percent or more of our common stock, any immediate family members of the foregoing or entities of which any of the foregoing are also officers or directors or in which they have a financial interest, will only be on terms consistent with industry standards and approved by a majority of the disinterested directors of our Board.

In September 2022, we issued unsecured convertible promissory notes in the aggregate principal amount of $4.35 million to five existing stockholders, including notes in the aggregate principal amount of $4 million to three funds under common control, namely Bios Fund III, LP, Bios Fund III QP, LP, and Bios Fund III NT, LP. The Bios entities beneficially own a collective 6,799,021 shares, or approximately 23.5%, of our outstanding common stock as of the date of this report. In connection the Bios entities investment in our Company, we granted the Bios entities certain board appointment rights pursuant to which they appointed to our Board a Bios representative who served on our Board from April 2016 to the date preceding the date of our June 2023 IPO. In addition, Travis Whitfill, our co-founder, chief operating officer and a member of our Board, was a partner of Bios Equity Partners, LP, the general partner of the aforementioned Bios entities, until June 2023.

In December 2019, we entered into a Joint Development Agreement, or JDA, with Bayer pursuant to which we agreed to the joint development of certain strains selected from our proprietary microbial library. Bayer paid us a one-time low six figure payment upon execution of the JDA. Pursuant to the JDA, Bayer is responsible for reimbursing us for our development costs, and in 2023 Bayer has paid us a six-figure dollar amount for our development costs. We have granted Bayer an option to acquire an exclusive royalty bearing license for up to six (6) strains subject to development activities under the JDA, including an exclusive royalty bearing license to any related patent rights.

In September 2020, Bayer’s venture capital group, LEAPS by Bayer, purchased $8 million of our Series B preferred stock. In connection with the investment, we granted Bayer certain board appointment rights pursuant to which they appointed to our Board a Bayer representative who served on our Board from September 2020 to the date preceding our IPO.

Indemnification Agreements

We have entered into indemnification agreements with each of our directors and executive officers that may be broader than the specific indemnification provisions contained in the DGCL. These indemnification agreements require us, among other things, to indemnify our directors and executive officers against liabilities that may arise by reason of their status or service. These indemnification agreements also require us to advance all expenses incurred by the directors and executive officers in investigating or defending any such action, suit, or proceeding. We believe that these agreements are necessary to attract and retain qualified individuals to serve as directors and executive officers.

Director Independence

Our Board may establish the authorized number of directors from time to time by resolution. Our Board currently consists of five (5) authorized members. Generally, under the listing requirements and rules of the NYSE American, independent directors must comprise a majority of a listed company’s board of directors. Our Board has undertaken a review of its composition, the composition of its committees and the independence of each director. Our Board has determined that, other than Mr. Salva and Mr. Whitfill, by virtue of their executive officer positions, none of our director has a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each is “independent” as that term is defined under the applicable rules and regulations of the SEC and the listing requirements and rules of the NYSE American. In making this determination, our Board considered the current and prior relationships that each nonemployee director nominee has with our Company and all other facts and circumstances our Board deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each nonemployee director nominee. Accordingly, a majority of our directors are independent, as required under applicable NYSE American rules, as of the date of this report.

Item 14. Principal Accountant Fees and Services

Fees Incurred for Services by Principal Accountant

The following table sets forth the aggregate fees billed to us for services rendered to us for the years ended December 31, 2023 and 2022 by our independent registered public accounting firm, Grassi & Co., CPAs, P.C. (in thousands).

	2023	2022
Audit Fees (A)	$195,929	$226,050
Audit - Related Fees	–	–
Tax Fees	–	–
	$195,929	$226,050

(A)	The audit fees consisted of fees for the audit of our financial statements, the review of the interim financial statements included in our quarterly reports on Form 10-Q, and other professional services provided in connection with the statutory and regulatory filings or engagements and capital market financings.

Pre-Approval Policies and Procedures

The Audit Committee has responsibility for selecting, appointing, evaluating, compensating, retaining and overseeing the work of the independent registered public accounting firm. In recognition of this responsibility, the Audit Committee has established policies and procedures in its charter regarding pre-approval of any audit and non-audit service provided to the Company by the independent registered public accounting firm and the fees and terms thereof.

The Audit Committee considered the compatibility of the provision of other services by its registered public accountant with the maintenance of their independence. The Audit Committee approved all audit services provided by Grassi & Co. in 2023 and 2022. Grassi & Co. did not perform any non-audit or tax services in 2023 or 2022.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(c) Exhibits

The exhibits to this Amendment No. 1 to Annual Report on Form 10-K/A are set forth below. The exhibit index indicates each management contract or compensatory plan or arrangement required to be filed as an exhibit.

Number	Exhibit Description	Method of Filing

3.1	Second Amended and Restated Certificate of Incorporation of the Registrant	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on June 21, 2023.
3.2	Second Amended and Restated Bylaws of the Registrant	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on June 21, 2023.
4.1	Specimen Certificate representing shares of Common Stock	Incorporated herein by reference to the Company’s Form S-1 filed on June 13, 2023.
4.2	Form of Warrant issued to Private Placement investors	Incorporated herein by reference to the Company’s Form S-1 filed on June 13, 2023.
4.3	Form of Representative’s Warrant dated June 20, 2023 issued to ThinkEquity LLC	Incorporated herein by reference to the Company’s Form S-1 filed on June 13, 2023.
4.4	Form of Representative’s Warrant dated February 16, 2024 issued to ThinkEquity LLC (attached to Underwriting Agreement between the Registrant and ThinkEquity, LLC dated February 13, 2024)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on February 14, 2024.
4.5	Description of Capital Stock	Incorporated herein by reference to the Company’s Annual Report on Form 10-K filed on March 15, 2024
10.1+	Azitra Inc. 2016 Stock Incentive Plan	Incorporated herein by reference to the Company’s Form S-1 filed on June 13, 2023.
10.2+	Azitra Inc. 2023 Stock Incentive Plan	Incorporated herein by reference to the Company’s Form S-1 filed on June 13, 2023.
10.3+	Executive Employment Agreement dated April 22, 2021 between the Registrant and Francisco D. Salva	Incorporated herein by reference to the Company’s Form S-1 filed on June 13, 2023.
10.4+	Executive Employment Agreement dated July 5, 2023 between the Registrant and Travis Whitfill	Incorporated herein by reference to the Company’s Form S-1 filed on January 19, 2024.
10.5+	Form of Indemnity Agreement between the Registrant and each of its directors and executive officers	Incorporated herein by reference to the Company’s Form S-1 filed on June 13, 2023.
10.6	Second Amended and Restated Investors’ Rights Agreement dated September 10, 2020 between the Registrant and each of the investors named therein	Incorporated herein by reference to the Company’s Form S-1 filed on June 13, 2023.
21.1	List of Subsidiaries of the Registrant	Incorporated herein by reference to the Company’s Form S-1 filed on March 20, 2023.
31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002	Filed electronically herewith.
31.2	Certification under Section 302 of the Sarbanes-Oxley Act of 2002	Filed electronically herewith.
32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	Furnished as part of the Company’s Annual Report on Form 10-K filed on March 15, 2024.
97.1	Azitra, Inc. Executive Officer Clawback Policy	Incorporated herein by reference to the Company’s Annual Report on Form 10-K filed on March 15, 2024.

+	Indicates management compensatory plan, contract or arrangement.

Item 16. Form 10-K Summary

Not provided.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

AZITRA, INC.

Date: April 29, 2024	By:	/s/ Francisco D. Salva
Francisco D. Salva,
Chief Executive Officer and Director

