Form 10-Q
period 2024-03-31
Azitra, Inc.
filed 2024-05-09
CIK 1701478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

The number of shares of the registrant's common stock outstanding as of May 9, 2024 was 28,804,643.

AZITRA, INC.

TABLE OF CONTENTS

i

PART I FINANCIAL INFORMATION
ITEM 1. Financial Statements.
AZITRA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2024	December 31, 2023
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$3,001,158	$1,795,989
Accounts receivable	1,857	8,255
Accounts receivable - related party	—	90,000
Tax credits receivable	125,516	118,383
Income tax receivable	14,235	6,836
Deferred offering costs	—	67,859
Prepaid expenses	383,131	448,257
Total current assets	3,525,897	2,535,579

Property and equipment, net	676,383	710,075
Financing lease right-of-use asset	36,132	40,002
Operating lease right-of-use asset	750,363	828,960
Intangible assets, net	215,099	210,881
Deferred patent costs	816,578	742,229
Other assets	47,541	47,760
Total assets	$6,067,993	$5,115,486

LIABILITIES, PREFERRED STOCK, AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	583,055	897,272
Current financing lease liability	14,954	14,600
Current operating lease liability	310,929	307,655
Accrued expenses	348,930	383,668
Total current liabilities	1,257,868	1,603,195

Long-term financing lease liability	22,296	26,169
Long-term operating lease liability	456,315	537,523
Warrant liability	7,298	35,453
Total liabilities	1,743,777	2,202,340

Commitments and contingencies (Note 12)

Preferred stock:
Series A convertible preferred stock; $0.0001 par value; 205,385 shares authorized at March 31, 2024 and December 31, 2023; 0 and 0 shares issued and outstanding at March 31, 2024 and December 31, 2023 respectively; liquidation value of $0 and $0 at March 31, 2024 and December 31, 2023 respectively	—	—

PART I FINANCIAL INFORMATION
ITEM 1. Financial Statements.
AZITRA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

Series A-1 convertible preferred stock; $0.0001 par value; 380,657 shares authorized at March 31, 2024 and December 31, 2023; 0 and 0 shares issued and outstanding at March 31, 2024 and December 31, 2023 respectively; liquidation value of $0 and $0 as of March 31, 2024 and December 31, 2023, respectively	—	—
Series B convertible preferred stock; $0.0001 par value; 851,108 shares authorized at March 31, 2024 and December 31, 2023; 0 and 0 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively; liquidation value of $0 and $0 as of March 31, 2024 and December 31, 2023 respectively	—	—

Stockholders' equity
Common stock; $0.0001 par value, 100,000,000 shares authorized at March 31, 2024 and December 31, 2023, 28,804,643 and 12,097,643 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	2,880	1,210
Additional paid-in capital	55,852,544	51,510,269
Accumulated deficit	(51,531,208)	(48,598,333)
Total stockholders' equity	4,324,216	2,913,146
Total liabilities, preferred stock, and stockholders' equity	$6,067,993	$5,115,486

AZITRA, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months	For the Three Months
	March 31, 2024	March 31, 2023
Service revenue - related party	$—	$113,300
Total revenue	—	113,300

Operating expenses:
General and administrative	1,488,527	843,012
Research and development	1,472,970	829,035
Total operating expenses	2,961,497	1,672,047

Loss from operations	(2,961,497)	(1,558,747)

Other income (expense):
Interest income	7,609	285
Interest expense	(915)	(89,832)
Change in fair value of convertible note	—	(800,000)
Change in fair value of warrants	28,255	5,621
Other income (expense)	(6,327)	(4,792)
Total other income (expense)	28,622	(888,718)

Loss before income taxes	(2,932,875)	(2,447,465)

Income tax expense	—	(9,715)

Net loss	(2,932,875)	(2,457,180)
Dividends on preferred stock	—	(712,080)
Net loss attributable to common shareholders	$(2,932,875)	$(3,169,260)

Net loss per share, basic and diluted	$(0.15)	$(3.00)

Weighted average common stock outstanding, basic and diluted	20,182,346	1,055,455

AZITRA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)

	Series A Convertible Preferred Stock		Series A-1 Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional Paid-in-Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance - December 31, 2022	205,385	$3,272,944	380,657	$14,100,533	391,303	$16,321,065	1,043,991	$104	$1,054,138	$(37,314,552)	$(36,260,310)
Issuance of Series B Convertible Preferred Stock	—	—	—	—	23,432	1,124,759	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	38,794	—	38,794
Exercise of stock options	—	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	(2,457,180)	(2,457,180)
Balance, March 31, 2023	205,385	$3,272,944	380,657	$14,100,533	414,735	$17,445,824	1,043,991	$104	$1,092,932	$(39,771,732)	$(38,678,696)

	Series A Convertible Preferred Stock		Series A-1 Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional Paid-in-Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance - December 31, 2023	—	$—	—	$—	—	$—	12,097,643	$1,210	$51,510,269	$(48,598,333)	$2,913,146
Follow-on public offering, net of issuance costs of $709,426	—	—	—	—	—	—	16,667,000	1,666	4,289,008	—	4,290,674
Stock-based compensation	—	—	—	—	—	—	—	—	34,171	—	34,171
Exercise of stock options	—	—	—	—	—	—	40,000	4	19,096	—	19,100
Net loss	—	—	—	—	—	—	—	—	—	(2,932,875)	(2,932,875)
Balance, March 31, 2024	—	$—	—	$—	—	$—	28,804,643	$2,880	$55,852,544	$(51,531,208)	$4,324,216

AZITRA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(2,932,875)	$(2,457,180)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	31,532	32,149
Amortization of right-of-use assets	82,467	71,243
Change in foreign currency rates on remeasurement of Canadian fixed assets	3,757	—
Accrued interest on convertible notes	—	89,832
Stock based compensation	34,171	38,794
Change in fair value of warrant liability	(28,155)	(5,621)
Change in fair value of convertible notes	—	800,000
Changes in operating assets and liabilities:
Accounts receivable	96,398	85,431
Prepaid expenses	65,126	116,497
Other assets	219	(28)
Tax credits receivable	(7,133)	(2,690)
Income tax receivable	(7,399)	—
Accounts payable and accrued expenses	(281,096)	109,610
Operating lease liability	(77,934)	(69,085)
Contract liabilities	—	(113,300)
Net cash used in operating activities	(3,020,922)	(1,304,348)

Cash flows from investing activities:
Purchases of property and equipment	—	(14,392)
Capitalization of deferred patent costs	(81,078)	(64,584)
Capitalization of licenses	—	(3,858)
Net cash used in investing activities	(81,078)	(82,834)

Cash flows from financing activities
Payment of deferred offering costs	—	(272,080)
Principal payments on finance leases	(3,519)	—
Proceeds from public offering, net	4,290,674	—
Proceeds from exercise of stock options	19,100	—
Net cash provided by (used in) financing activities	4,306,255	(272,080)

Net change in cash and cash equivalents	1,204,255	(1,659,262)

Cash and cash equivalents at beginning of period	1,795,989	3,492,656
Cash and cash equivalents at end of period	$3,000,244	$1,833,394

Supplemental disclosure of non-cash investing and financing information:

Conversion of note to Series B Convertible Preferred Stock	$—	$1,124,759
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

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
Forward Stock Split, Change in Par Value, and Initial and Follow-on Public Offerings

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
Immediately prior to the effectiveness of the Company’s registration statement, the Company effected a 7.1-for-1 forward stock split of its issued and outstanding shares of common stock (the Forward Stock Split). On May 17, 2023, the Company changed the par value of its capital stock from $0.01 to $0.0001. Accordingly, all share and per share amounts for all periods presented in the accompanying unaudited consolidated financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect the effect of the Forward Stock Split. Refer to Note 7 for additional details relating to the Forward Stock Split.
In February 2024, the Company completed a follow-on public offering in which it issued and sold 16,667,000 shares of its common stock at a price to the public of $0.30 per share. The net proceeds received by the Company from the follow-on public offering were $4.3 million, after deducting underwriting discounts, commissions and other offering expenses.
Going Concern Matters
The unaudited condensed financial statements have been prepared on the going concern basis, which assumes that the Company will continue in operation for the foreseeable future and which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, management has identified the following conditions and events that created an uncertainty about the ability of the Company to continue as a going concern. As of and for the three months ended March 31, 2024, the Company has an accumulated deficit of $51.5 million, a loss from operations of $3.0 million, used $3.0 million to fund operations and had approximately $2.3 million of working capital. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern.
The Company will require a significant amount of additional funds to complete the development of its product and to fund additional losses which the Company expects to incur over the next few years. The Company is still in its pre-commercialization phase and therefore does not yet have product revenue. Management plans to continue to raise funds through equity and debt financing to fund operating and working capital needs, however, there can be no assurance that the Company will be successful in securing additional financing, if needed, to meet its operating needs.
These conditions and events create substantial doubt about the ability of the Company to continue as a going concern for twelve months from the date that the financial statements are available to be issued. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

AZITRA, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
2. Summary of Significant Accounting Policies
Basis of Accounting
The financial statements of the Company are prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”).
Unaudited Interim Financial Information
The unaudited interim financial statements and related notes have been prepared in accordance with U.S. GAAP for interim financial information, within the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and disclosures normally included in the annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The unaudited interim financial statements have been prepared on a basis consistent with the audited financial statements and in the opinion of management, reflect all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the results for the interim periods presented and of the financial condition as of the date of the interim balance sheet. The financial data and the other information disclosed in these notes to the interim financial statements related to the three months are unaudited. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These unaudited interim financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2023, and notes thereto that are included in the Company’s Annual Report on Form 10-K, as filed with the SEC on March 15, 2024.
Deferred Offering Costs
The Company capitalized deferred offering costs, which primarily consisted of direct, incremental legal, professional, accounting, and other third-party fees relating to the Company’s initial public offering and follow-on offering. In June 2023 and February 2024, the Company consummated its IPO and follow-on offering, respectively and recorded such amounts against the gross proceeds of these offerings within the statements of stockholders’ equity during the periods ended March 31, 2024 and December 31, 2023.
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
At March 31, 2024, the Company had operating right-of-use assets with a net value of $750,363 and current and long-term operating lease liabilities of $310,929 and $456,315, respectively.
In 2023, the Company entered into a lease for the use of certain equipment that is classified as a finance lease. The finance lease has a term of 36 months. At March 31, 2024, the Company had financing right-of-use assets with a net value of $36,132 and current and long-term operating lease liabilities of $14,954 and $22,296, respectively.
Research and Development
The Company accounts for research and development costs in accordance with Accounting Standards Codification (ASC) subtopic 730-10, Research and Development. Accordingly, internal research and development costs are expensed as incurred. Research and development costs consist of costs related to labor, materials and supplies. Research and development costs incurred were $1,472,970 and $829,035 during the three months ended March 31, 2024 and March 31, 2023, respectively.
At March 31, 2024 and December 31, 2023, the Company has a state tax credit receivable of $86,778 for pending refunds related to the selling of research and development tax credits back to the State of Connecticut. At March 31, 2024 and December 31, 2023, the

AZITRA, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Company has $19,619 and $20,040, respectively for pending refunds related to Canadian Scientific Research and Experimental Development (SRED) credits. At March 31, 2024 and December 31, 2023, the Company has also recorded $19,119 and $11,565, respectively, related to refunds of Canadian Goods and Services Tax (GST) and Quebec Sales Tax (QST). Receipts of refunds are recorded in research and development on the statements of operations.
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
Recent Accounting Pronouncements
Management does not believe that any other recently issued, but not yet effective, accounting standards could have a material effect on the accompanying financial statements. As new accounting pronouncements are issued, the Company will adopt those that are applicable under the circumstances.

3. Property and Equipment
Property and equipment consisted of the following at March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Laboratory equipment	$1,007,932	$1,013,134
Computers and office equipment	30,825	30,825
Furniture and fixtures	24,316	24,316
Leasehold improvements	28,855	28,855
Building equipment	14,932	14,932
Total property and equipment	1,106,860	1,112,062
Less accumulated depreciation & amortization	(430,477)	(401,987)
Total property, plant, and equipment, net	$676,383	$710,075
Depreciation expense was $29,935 and $30,552 for the three months ended March 31, 2024 and March 31, 2023, respectively.

4. Intangible Assets
Intangible assets consisted of the following at:
March 31, 2024:

	Estimated Useful Life	Gross Amount	Accumulated Amortization	Impairment	Net Amount
Trademarks	Indefinite	$57,652	$—	$—	$57,652
Patents	17 years	175,741	18,294	—	157,447
Intangible assets		$233,393	$18,294	$—	$215,099
December 31, 2023:

	Estimated Useful Life	Gross Amount	Accumulated Amortization	Impairment	Net Amount
Trademarks	Indefinite	$57,474	$—	$—	$57,474
Patents	17 years	169,190	15,783	—	153,407
Intangible assets		$226,664	$15,783	$—	$210,881

AZITRA, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
During the three months ended March 31, 2024 and March 31, 2023, amortization expense related to intangible assets was $2,511 and $1,597, respectively.

5. Accrued Expenses
Accrued expenses consisted of the following at:

	March 31, 2024	December 31, 2023
Accrued expenses:
Employee payroll and bonuses	$131,861	$207,556
Vacation	44,485	31,074
Research and development projects	75,033	85,767
Professional fees	94,802	35,624
Other	2,749	23,647
Total accrued expenses	$348,930	$383,668
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

6. Convertible Debt
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
Effective June 21, 2023, the 2022 Convertible Notes were converted to 1,846,020 shares of the Company’s common stock equal to $9,494,887. During the three months ended March 31, 2023, the Company recorded a change in the fair value of $800,000.
Interest expense was $0 and $89,832 during the three months ended March 31, 2024 and March 31, 2023, respectively.

7. Stockholders’ Equity
On May 17, 2023, the Company effected a 7.1-for-1 forward stock split (the “Forward Stock Split”) of its issued and outstanding shares of common stock and a proportional adjustment to the existing conversion ratios for each series of the Company’s preferred stock. The par value of the common stock was adjusted as a result of the Forward Stock Split from $0.01 to $0.0001 and the authorized shares were increased to 100,000,000 shares of common stock in connection with the Forward Stock Split. Fractional shares resulting from the Forward Stock Split were rounded down to the next whole share and in lieu of any fractional shares and the Company paid a cash amount to the holder of such fractional share. The accompanying financial statements and notes to the financial statements give retroactive effect to the Forward Stock Split for all periods presented. Shares of common stock underlying outstanding stock-based awards and other equity instruments were proportionately increased and the respective per share value and exercise prices, if applicable, were proportionately decreased in accordance with the terms of the agreements governing such securities.
Common Stock
At March 31, 2024 and December 31, 2023, per the Company’s amended and restated Certificate of Incorporation, the Company was authorized to issue 100,000,000 shares of $0.0001 par value common stock.
Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders and the holders of the Common Stock are entitled to elect one director of the Corporation.
The Company currently has 2,238,671 shares of common stock reserved for future issuance for the potential exercise of stock options and warrants outstanding at March 31, 2024.
Preferred Stock
At March 31, 2024 and December 31, 2023, per the Company’s amended and restated Certificate of Incorporation, the Company has authorized 10,000,000 shares of $0.0001 par value preferred stock.
Upon the close of the Company’s IPO in June 2023, all of the outstanding preferred stock converted to common stock, resulting in the issuance of 1,458,233, 2,964,849, and 3,284,553 shares of common stock in exchange for outstanding Series A, Series A-1, and Series B Preferred Stock, respectively. There was no gain or loss upon conversion.

8. Warrants
The Company issued warrants to purchase 6,745 shares of common stock in 2018 in conjunction with convertible debt financing that have a redemption provision providing the holder the right to have the Company redeem all or any portion of the warrant (or shares it has converted into) at a purchase price equal to the fair market value of the shares as determined by the board of directors or an independent appraiser. As a result of this redemption provision, the warrants have been classified as a liability in the financial statements based on ASC 480 – Distinguishing Liabilities from Equity. These warrants have an exercise price of $0.48 per share and a term of 10 years. The warrants are marked to market each reporting period. The fair value is $7,298 and $35,453 at March 31, 2024 and December 31, 2023, respectively.
The Company issued 60,000 and 666,680 warrants to its underwriters as part of our initial public offering in fiscal 2023 and follow-on offering in fiscal 2024, respectively. The underwriter warrants have a term of 10 years.

AZITRA, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The Company also issued warrants in 2016 , 2019, 2023, and 2024 which did not meet the criteria under ASC 480 to be classified as a liability, and instead meet equity classification criteria.

The following table summarizes information about warrants outstanding at March 31, 2024:

		Warrants Outstanding			Warrant Exercisable
Year Granted	Exercise Price	Number of Warrants at 03/31/2024	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Warrants at 03/ 31/2024	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price

2018	$0.48	47,890	4.0 years	$0.48	47,890	4.0 years	$0.48
2019	$5.28	215,846	1.9 years	$5.28	215,846	1.9 years	$5.28
2023	$6.25	60,000	4.2 years	$6.25	60,000	4.2 years	$6.25
2024	$0.38	666,680	4.9 years	$0.38	666,680	4.9 years	$0.38
		990,416		$1.80	990,416		$1.80

9. Stock Options
In March 2023, the Company’s Board of Directors and stockholders approved the 2023 Stock Incentive Plan (“2023 Plan”). The 2023 Plan allows the Committee to grant up to 2,000,000 shares of Common Stock in the form of incentive and non-statutory stock options, restricted stock awards, restricted stock units, and other stock-based awards to employees, directors, and non-employees. As of March 31, 2024, options to purchase 40,000 shares of common stock had been granted and were outstanding under the 2023 Plan and 1,960,000 shares of common stock were available for grant under the plan.
During 2016, the Company established the Azitra Inc. 2016 Stock Incentive Plan ("2016 Plan") which provides for the grant up to 1,490,595 shares of Common Stock in the form of stock options and restricted shares to the Company’s employees, officers, directors, advisors and consultants. As of March 31, 2024, options to purchase 1,208,255 shares of common stock had been granted and 223,702 shares of common stock were available for grant under the 2016 Plan.
During the three months ended March 31, 2024 and March 31, 2023, the Company did not grant any equity awards under the 2016 or 2023 Plans. During the three months ended March 31, 2024 and March 31, 2023, the Company recognized stock compensation expense of $34,171 and $38,794, respectively, relating to the issuance of service-based stock options. At March 31, 2024, there was $292,268 of unamortized compensation expense that will be amortized over the remaining vesting period. At March 31, 2024 and 2023, there were 13,120 performance-based options outstanding with a fair value of $109,551. During the three months ended March 31, 2024 and March 31, 2023, the Company did not recognize any compensation expense for performance-based options. The Company determined the options qualified as plain vanilla under the provisions of SAB 107 and the simplified method was used to estimate the expected option life.

The following table summarizes information about options outstanding and exercisable at March 31, 2024:

AZITRA, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Options Outstanding			Options Exercisable
Exercise Price	Number of Options at March 31, 2024	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options at March 31, 2024	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price

$0.48	206,137	1.8 years	$0.48	206,137	1.8 years	$0.48
$0.93	202,040	1.8 years	$0.93	202,036	1.8 years	$0.93
$1.70	800,078	7.0 years	$1.70	598,452	6.8 years	$1.70
$2.07	40,000	9.4 years	$2.07	6,667	9.4 years	$2.07
	1,248,255			1,013,292
Total stock option activity for the three months ended March 31, 2024, is summarized as follows:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2023	1,288,255	$1.37
Granted	—	—
Exercised	(40,000)	0.48
Forfeited	—	—
Outstanding at March 31, 2024	1,248,255	$1.39

10. Fair Value Measurements
The following tables summarize the fair values and levels within the fair value hierarchy in which the fair value measurements fall for assets and liabilities measured on a recurring basis as of:
March 31, 2024

Description	Level 1	Level 2	Level 3	Total

Liabilities
Common stock warrants	$—	$—	$7,298	$7,298
Total	$—	$—	$7,298	$7,298
December 31, 2023

Description	Level 1	Level 2	Level 3	Total

Liabilities
Common stock warrants	$—	$—	$35,453	$35,453
Total	$—	$—	$35,453	$35,453
The following table presents the changes in Level 3 instruments measured on a recurring basis for the period ended March 31, 2024:

AZITRA, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Balance at December 31, 2023	$35,453
Changes in fair value of warrants	(28,155)
Balance at March 31, 2024	$7,298
At March 31, 2024 and December 31, 2023, the Company estimated the fair value of the warrants using the Black-Scholes option pricing model with the following assumptions:

	March 31, 2024	December 31, 2023
Underlying common stock value	$0.26	$0.92
Expected term (years)	4.04	4.29
Expected volatility	98%	99%
Risk free interest rate	4%	4%
Dividend yield	—%	—%

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

11. Net Loss Per Share
Basic and diluted net loss per share were calculated as follows:
The denominator is as follows for the three months ended March 31, 2024 and March 31, 2023,:

	Three Months Ended
	2024	2023
Weighted average common stock outstanding, basic and diluted	20,182,346	1,043,988
$0.01 warrants	—	11,467
Total	20,182,346	1,055,455
The following potential common stock equivalents, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	March 31,
	2024	2023
Options to purchase shares of common stock	1,248,255	1,290,318
Warrants outstanding	990,416	263,736
Total	2,238,671	1,554,054

12. Commitments and Contingencies
Legal
The Company is subject to legal proceedings or claims which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.

AZITRA, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
During the three months ended March 31, 2024 and March 31, 2023, the Company capitalized payments made under this license agreement in the amount of $0 and $3,858, respectively.
Operating Leases
The Company leases office and lab space in Branford, CT; Groton, CT; and Montreal, Quebec. The Company’s leases expire at various dates through May 31, 2027. Most leases are for a fixed term and for a fixed amount.
During 2019, the Company entered into a new lease agreement for office and laboratory space in Montreal, Quebec. The Montreal lease required monthly payments of $6,906, CAD which increases approximately 4% in each of the following years. The Montreal lease was increased to $8,130 CAD in 2021 upon leasing additional space. The Montreal lease was initially for a one-year term, renewable annually. The Montreal lease also requires the Company to pay additional common area maintenance.

During 2020, the Company entered into a new lease agreement for the Company’s primary office and laboratory space in Branford, CT. The Branford lease requires monthly payments of $13,033 for the first year of the lease, which increases approximately 2% in each of the following years. The Branford lease also requires the Company to pay a pro-rata share of common area maintenance.
During May 2021, the Company entered into a new lease for office and laboratory space in Groton, CT. The Groton lease required monthly payments of $4,234, which was increased to $6,824 in September 2021 upon leasing additional space. The Groton lease is initially for a one-year term, renewable annually for up to three additional years.
Future minimum payments under non-cancelable operating leases with initial or remaining terms in excess of one year during each of the next five years follow:

2024 (Remaining 9 months)	$253,710
2025	278,842
2026	203,982
2027	75,399
2028	—
Thereafter	—
Total future undiscounted lease payments	811,933
Less interest	(44,689)
Present value of minimum lease payments	$767,244
Rent expense for all operating leases was $84,714 for the three months ended March 31, 2024 and March 31, 2023, respectively. The weighted average lease term for all operating leases is 2.7 years. The weighted average discount rate for all operating leases is 4.25%.
Finance Leases
During 2023, the Company entered into an agreement with Hewlett Packard to lease equipment. The lease requires monthly payments of $1,478, including tax. The lease is for a 3 years term with option of purchase or extension at term end. The remaining lease term is 2.3 years and the discount rate is 9.60%.

AZITRA, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following is a schedule showing the future minimum lease payments under finance leases by years and the present value of the minimum payments as of March 31, 2024.

2024 (Remaining 9 months)	$13,305
2025	17,740
2026	10,350
2027	—
Thereafter	—
Total future undiscounted lease payments	41,395
Less interest	(4,145)
Present value of minimum lease payments	$37,250
Lease expense for the finance lease was $3,870 and $0 for the three months ended March 31, 2024 and March 31, 2023, respectively. Interest expense for the finance lease was $915 and $0 for the three months ended March 31, 2024 and March 31, 2023, respectively.

13. Retirement Plan
Effective January 1, 2019, the Company sponsors a 401(k) plan that covers substantially all employees. In order to be eligible to participate, an employee must complete two consecutive months of service and work a minimum of two hundred fifty hours or work 1,000 hours in their first year of service. Employees may make pre-tax deferrals upon meeting the Plan eligibility requirements. Effective January 1, 2020, the Plan was transitioned to a safe harbor plan in which highly compensated employees are not eligible for matching contributions and non-highly compensated employees earn 100% match on first 3% contributed and 50% on the next 2% contributed. Total employer matching contributions were $4,126 and $2,191 for the three months ended March 31, 2024 and March 31, 2023, respectively.

14. Concentration of Credit Risk
Financial instruments that potentially subject the Company to credit risk consist principally of cash and accounts receivable.
For the three months ended March 31, 2023, all service revenue was from one customer.
The cash balance identified in the balance sheet is held in an account with a financial institution and insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. At times, cash maintained on deposit may be in excess of FDIC limits.

15. Related Parties
Total related party revenue was $0 and $113,300 for the three months ended March 31, 2024 and March 31, 2023, respectively. Accounts receivable due from the related party was $0 and $90,000 at March 31, 2024 and December 31, 2023, respectively.
In September 2022 the Company entered into a convertible promissory note totaling $4,350,000 of which $4,000,000 was attributable to an entity who was also an investor in the Company’s Series A, A-1, and B Preferred Stock financing (See Note 6). This entity received 1,697,490 shares of common stock upon conversion of the promissory notes for principal and interest of $4,243,726.

16. Subsequent Events
The Company has evaluated events subsequent to the balance sheet date through May 9, 2024, the date these condensed financial statements are issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto contained elsewhere in this report. The information contained in this quarterly report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this report and in our other filings with the Securities and Exchange Commission, or SEC, including our Form 10-K for the year ended December 31, 2023 and filed with the SEC on March 15, 2024.

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

Our future results, including results related to forward-looking statements, involve a number of risks and uncertainties, including those risks included in the “Risk Factors” section in our Form 10-K for the year ended December 31, 2023 and filed with the SEC on March 15, 2024. No assurance can be given that the results reflected in any forward-looking statements will be achieved. Any forward-looking statement speaks only as of the date on which such statement is made. Our forward-looking statements are based upon assumptions that are sometimes based upon estimates, data, communications and other information from suppliers, government agencies and other sources that may be subject to revision. Except as required by law, we do not undertake any obligation to update or keep current either (i) any forward-looking statement to reflect events or circumstances arising after the date of such statement or (ii) the important factors that could cause our future results to differ materially from historical results or trends, results anticipated or planned by us, or which are reflected from time to time in any forward-looking statement.

General

We were formed in January 2014 as a biopharmaceutical company focused on developing innovative therapies for precision dermatology using engineered proteins and live biotherapeutic products. We are an early-stage clinical biopharmaceutical company and have not commenced commercial operations.

To date, we have capitalized our operations primarily through a series of private placements of our convertible preferred stock and convertible promissory notes and our initial public offering, IPO, of common stock which closed on June 21, 2023. In connection with our IPO, we issued 1.5 million shares of our common stock at a public offering price of $5 per share. Concurrent with the close of our IPO, all of our outstanding shares of convertible preferred stock and convertible promissory notes converted into a total of 8,951,526 shares of our common stock. In February 2024, we completed a follow-on public offering in which we issued and sold 16,667,000 shares of our common stock at a price to the public of $0.30 per share. As of May 9, 2024, we had 28,804,643 shares of our common stock issued and outstanding. Except as otherwise indicated, all share and share price this report gives effect to a forward stock split effected on May 17, 2023 at a ratio of 7.1-for-1.

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

We are a pioneer in genetically engineered bacteria for therapeutic use in dermatology. Our goal is to leverage our platforms and internal microbial library bacterial strains to create new therapeutics that are either engineered living organisms or engineered proteins or peptides to treat skin diseases. Our initial focus is on the development of our current product candidates, including:

•ATR-12, a genetically modified strain of S. epidermidis for treating the orphan disease, Netherton syndrome, a chronic and sometimes fatal disease of the skin estimated to affect approximately one in every 100,000, but its prevalence may be underestimated due to misdiagnosis caused by similarities to other skin diseases. We received Pediatric Rare Disease Designation for ATR-12 by the United States Food and Drug Administration, or FDA, in 2019. In December 2022, we submitted an investigational new drug application, or IND, for a Phase 1b clinical trial of ATR-12 in Netherton syndrome patients, and on January 27, 2023 we received notification from the FDA that the “study may proceed” with respect to the proposed Phase 1b clinical trial. After submitting post-IND manufacturing reports, we have commenced operating activities for our Phase 1b clinical trial in December 2023. We expect to report initial safety results in the second half of 2024.

•ATR-04, a genetically modified strain of S. epidermidis for treating the papulopustular rash experienced by cancer patients undergoing epidermal growth factor receptor inhibitor, or EGFRi, targeted therapy. We intend to submit an IND for a Phase 1b clinical trial in certain cancer patients undergoing EGFRi targeted therapy by mid-2024. Subject to FDA clearance of our IND, we expect to commence our Phase 1b clinical trial in the fourth quarter of 2024.

•ATR-01, a genetically modified strain of S. epidermidis that expresses an engineered recombinant human filaggrin protein for treating ichthyosis vulgaris, a chronic, xerotic (abnormally dry), scaly skin disease with an estimated incidence and prevalence of 1 in 250, which suggests a total patient population of 1.3 million in the United States. We are planning to complete lead optimization and IND-enabling studies in 2024 to support an IND filing targeted for the second half of 2025.

•Two separate strains of bacterial microbes being investigated and developed by us and Bayer Consumer Care AG, the consumer products division of Bayer AG, or Bayer, the international life science company. We entered into a Joint Development Agreement, or JDA, with Bayer in December 2019. Under the terms of the JDA, we are responsible for testing our library of bacterial strains and their natural products for key preclinical properties. After screening through hundreds of strains, we and Bayer have selected two particular strains to move forward into further development. Bayer holds the exclusive option to license the patent rights to these strains. In December 2020, Bayer purchased $8 million of our Series B preferred stock, which converted into 1,449,743 shares of our common stock.

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

We intend to create a broad portfolio of product candidates for precision dermatology through our development of genetically engineered proteins selected from our proprietary microbial library of approximately 1,500 unique bacterial strains. Our strategy is as follows:

•Build a sustainable precision dermatology company. Our goal is to build a leading precision dermatology company with a sustainable pipeline of product candidates. To that end, we are focused on rapidly advancing our current pipeline of live biotherapeutic candidates while actively developing additional product candidates. Each of our current product candidates are proprietary and subject to pending patent applications. We expect that most, if not all, genetically engineered product candidates we develop will be eligible for patent protection.

•Advance our lead product candidates, ATR-12 and ATR-04, through clinical trials. In 2022, we obtained pre-IND correspondence with the FDA for purposes of discussing our proposed regulatory pathway for ATR-12 and obtaining guidance from the FDA on the preclinical plan leading to the filing and acceptance of an IND for ATR-12. In December 2022, we filed an IND for a first-in-human trial of ATR-12 in Netherton syndrome patients. On January 27, 2023, we received notification from the FDA that the “study may proceed” with respect to the proposed Phase 1b clinical trial. In April 2024, we held a pre-IND meeting with the FDA to discuss an IND filing for a first-in-human Phase 1b/2a clinical trial in patients with EGFRi-associted rash. We expect to report initial safety results of our Phase 1b clinical trial for our ATR-12 in Netherton syndrome patients in the second half of 2024 and are currently planning to commence a Phase 1b trial of our ATR-04 in certain cancer patients undergoing EGFRi therapy in the fourth quarter of 2024. We have a cleared IND for ATR-12 and expect to file an IND for ATR-04 in mid-2024.

•Broaden our platform by selectively exploring strategic partnerships that maximize the potential of our precision dermatology programs. We intend to maintain significant rights to all of our core technologies and product candidates. However, we will continue to evaluate partnering opportunities in which a strategic partner could help us to accelerate development of our technologies and product candidates, provide access to synergistic combinations, or provide expertise that could allow us to expand into the treatment of different types of skin diseases. We may also broaden the reach of our platform by selectively in-licensing technologies or product candidates. In addition, we will consider potentially out-licensing certain of our proprietary technologies for indications and industries that we are not ourselves pursuing. We believe our genetic engineering techniques and technologies have applicability outside of the field of medicine, including cosmetics and in the generation of clean fuels and bioremediation.

•Leverage our academic partnerships. We currently have partnerships with investigators at the Fred Hutchinson Cancer Center, Yale University, Jackson Laboratory for Genomic Medicine, and Carnegie Mellon University. We expect to leverage these partnerships and potentially expand them or form other academic partnerships to bolster our engineering platforms and expand our research and development pipeline.

•Expand on our other potential product candidates. Beyond our three lead product candidates, our goal is to develop a broad portfolio of product candidates focused on expanding the application of our platforms for precision dermatology. We have a proprietary platform for discovering and developing therapeutic products for precision dermatology. Our platform is built around a microbial library comprised of approximately 1,500 unique bacterial strains to allow screening for unique therapeutic characteristics and utilizes a microbial genetic technology that analyzes, predicts and engineers the proteins, peptides and molecules made by skin microbes. Our ability to genetically engineer intractable microbial species is uniquely leveraged by our exclusive license to the SyMPL technology.

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

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

The following table summarizes our results of operations with respect to the items set forth below for the three months ended March 31, 2024 and 2023, together with the percentage change for those items.

	Three Months Ended March 31,
	2024	2023	$ Change	% Change

Service revenue - related party	$—	$113,300	$(113,300)	(100)%
Total revenue	—	113,300	(113,300)	(100)%

Operating expenses:
General and administrative	1,488,527	843,012	645,515	77%
Research and development	1,472,970	829,035	643,935	78%
Total operating expenses	2,961,497	1,672,047	1,289,450	77%

Loss from operations	(2,961,497)	(1,558,747)	(1,402,750)	90%

Other income (expense):
Interest income	7,609	285	7,324	2,570%
Interest expense	(915)	(89,832)	88,917	(99)%
Change in fair value of convertible note	—	(800,000)	800,000	(100)%
Change in fair value of warrants	28,255	5,621	22,634	403%
Other income (expense)	(6,327)	(4,792)	(1,535)	32%
Total other income (expense)	28,622	(888,718)	917,340	(103)%

Loss before income taxes	(2,932,875)	(2,447,465)	(485,410)	20%
			—	—%
Income tax expense	—	(9,715)	9,715	(100)%

Net loss	(2,932,875)	(2,457,180)	(475,695)	19%
Dividends on preferred stock	—	(712,080)	712,080	(100)%
Net loss attributable to common shareholders	$(2,932,875)	$(3,169,260)	$236,385	(7)%

Service Revenue - Related Party

We generated $0 of service revenue under the Bayer JDA during the first quarter of fiscal 2024 compared to service revenue of $113,300 under the JDA for the comparable period in fiscal 2023. The decrease of $113,300 in service revenue is attributable to a decrease in the amount of reimbursable development costs incurred in 2024.

General and Administrative

General and administrative costs during the first quarter of fiscal 2024 increased by $645,515, or 77%, to $1,488,527 from the comparable prior period. The increase was primarily related to an increase of $641,842 in payroll and related costs due to the hiring of our chief operating officer, legal fees, listing fees with NYSE American Stock Exchange, premiums for our directors and officers insurance, investor and public relations costs, conference costs and a net increase of $3,673 in other overhead expenses.

Research and Development

Research and development expenses include salaries and benefits of all research personnel, payments to contract research organizations, payments to research consultants, and the purchase of lab supplies. These expenses are offset by income earned from government grant payments and research and development tax credits. We generate grant revenue on contracts with various federal agencies and nonprofit research institutions for general research conducted by us. These grant arrangements also do not meet the criteria for revenue recognition and amounts earned under these grant contracts are recorded as a negative research and development expense.

During the first quarter of fiscal 2024, research and development expenses increased by $643,935, or 78%, to $1,472,970 from the comparable prior period. The increase was primarily related to an increase of $237,794 in research and development related costs attributable to our efforts in moving our Netherton program into the clinic, $382,215 in research and development related costs attributable to advancing our CTAR program and a net increase of $23,926 in other miscellaneous costs. There was $0 and $1,145 government and nonprofit grant revenue received for the periods ended March 31, 2024 and 2023, respectively. There were no refundable tax credits for the periods ended March 31, 2024 and 2023.

We expect our research and development expenses to significantly increase in the future due primarily to our planned clinical trial activity and continued development of product candidates.

Other Income (Expense)

Our other income (expense) consists of interest income, change in fair value of convertible notes, interest expense, valuation of warrants, and loss on foreign currency. During the first quarter of fiscal 2024, other income (expense) decreased by $917,340, or 103%, compared to the comparable period in fiscal 2023. The decrease was primarily related to an decrease of $800,000 attributable to the change in fair value of the convertible note, a decrease of $89,832 attributable to interest expense, and by a net decrease of $27,508 attributable to other income and expense.

Financial Condition

As of March 31, 2024, we had total assets of approximately $6.1 million and working capital of approximately $2.3 million. As of March 31, 2024, our liquidity included approximately $3.0 million of cash and cash equivalents. We believe that our cash on-hand will not be sufficient to cover our proposed plan of operations over the next twelve months. We intend to seek additional funds through various financing sources, including the sale of our equity and debt securities, licensing fees for our technology and joint ventures with industry partners. In addition, we will consider alternatives to our current business plan that may enable us to achieve revenue producing operations and meaningful commercial success with a smaller amount of capital. However, there can be no guarantees that such funds will be available on commercially reasonable terms, if at all. If such financing is not available on satisfactory terms, we may be unable to further pursue our business plan and we may be unable to continue operations.

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

As of the date of this filing, management has determined there is substantial doubt about our ability to continue as a going concern based on our lack of revenue from commercial operations, significant losses, and the need to raise additional capital to support ongoing operations.

Cash Flows

The following table shows a summary of our cash flows for the periods indicated:

	Three Months Ended March 31,
	2024	2023

Net cash used in operating activities	$(3,020,922)	$(1,304,348)

Net cash used in investing activities	$(81,078)	$(82,834)

Net cash provided by (used in) financing activities	$4,306,255	$(272,080)

Net increase (decrease) in cash	$1,204,255	$(1,659,262)

Operating Activities

During the first three months of fiscal 2024, operating activities used $3.0 million of cash primarily driven by our net loss of $2.9 million and by non-cash items of $0.1 million. During the comparable period of fiscal 2023, operating activities used $1.3 million of cash primarily driven by our net loss of 2.5 million offset by non-cash items of $1.2 million.

Investing Activities

During the first three months of fiscal 2024, investing activities used $81,078 of cash driven by $81,078 of trademark and patent costs. During the comparable period of fiscal 2023, investing activities used $82,834 of cash primarily driven by $64,584 of trademark and patent costs, $14,392 for the purchase of furniture and equipment, and $3,858 of license costs.

Financing Activities

During the first three months of fiscal 2024, financing activities provided $4.3 million in cash primarily driven by proceeds from our follow-on public offering. During the comparable period of fiscal 2023, financing activities used $0.3 million in cash primarily driven by deferred offering costs for the follow-on public offering.

Critical Accounting Policies

During the three months ended March 31, 2024, there were no material changes to our critical accounting policies previously disclosed in our Form 10-K dated December 31, 2023 and filed with the SEC on March 15, 2024.

Critical Accounting Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these consolidated financial statements requires us to make judgments and estimates that affect the reported amounts of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities in our consolidated financial statements. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. On an ongoing basis, we evaluate our judgments and estimates in light of changes in circumstances, facts and experience. The effects of material revisions in estimates, if any, will be reflected in the consolidated financial statements prospectively from the date of change in estimates. There were no material changes to our critical accounting estimates as reported in our Form 10-K for the year ended December 31, 2023 and filed with the SEC on March 15, 2024.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as of March 31, 2024. In the course of that evaluation, we identified a material weakness as it relates to a lack of adequate segregation of accounting functions. We intend to increase staffing within our accounting infrastructure sufficient to facilitate proper segregation of accounting functions and to enable appropriate review of our internally prepared financial statements. Based upon the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2024.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those forward-looking statements include our expectations, beliefs, intentions and strategies regarding the future. You should carefully consider the risk factors discussed in the “Risk Factors” section in our Form 10-K for the year ended December 31, 2023 as, in light of those risks, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in our forward-looking statements. There have been no material changes in the risk factors included in our 2023 Form 10-K. The risk factors described in our 2023 Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

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

AZITRA, INC.

Date: May 9, 2024	By:	/s/ Francisco D. Salva
Francisco D. Salva,
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2024	By:	/s/ Norman Staskey
Norman Staskey
Chief Financial Officer
(Principal Financial Officer)