Form 10-Q
period 2024-06-30
Azitra, Inc.
filed 2024-08-12
CIK 1701478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

The number of shares of the registrant's common stock outstanding as of August 12, 2024 was 7,625,056.

AZITRA, INC.

TABLE OF CONTENTS

i

PART I FINANCIAL INFORMATION
ITEM 1. Financial Statements.
AZITRA, INC.
CONDENSED BALANCE SHEETS

	June 30, 2024	December 31, 2023
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$803,082	$1,795,989
Accounts receivable	1,125	8,255
Accounts receivable - related party	—	90,000
Tax credits receivable	96,535	118,383
Income tax receivable	14,235	6,836
Deferred offering costs	42,809	67,859
Prepaid expenses	378,019	448,257
Total current assets	1,335,805	2,535,579

Property and equipment, net	658,731	710,075
Financing lease right-of-use asset	32,262	40,002
Operating lease right-of-use asset	672,799	828,960
Intangible assets, net	221,630	210,881
Deferred patent costs	882,223	742,229
Deferred issuance costs	31,700	—
Other assets	47,404	47,760
Total assets	$3,882,554	$5,115,486

LIABILITIES, AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	996,700	897,272
Current financing lease liability	15,317	14,600
Current operating lease liability	293,026	307,655
Accrued expenses	434,103	383,668
Total current liabilities	1,739,146	1,603,195

Long-term financing lease liability	18,329	26,169
Long-term operating lease liability	395,987	537,523
Warrant liability	2,926	35,453
Total liabilities	2,156,388	2,202,340

Commitments and contingencies (Note 12)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PART I FINANCIAL INFORMATION
ITEM 1. Financial Statements.
AZITRA, INC.
CONDENSED BALANCE SHEETS

Stockholders' equity
Preferred stock; $0.0001 par value; 10,000,000 shares authorized at June 30, 2024 and December 31, 2023; 0 shares issued and outstanding at June 30, 2024 and December 31, 2023	—	—
Common stock; $0.0001 par value, 100,000,000 shares authorized at June 30, 2024 and December 31, 2023, 960,146 and 403,255 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	96	40
Additional paid-in capital	55,889,271	51,510,269
Accumulated deficit	(54,163,201)	(48,597,163)
Total stockholders' equity	1,726,166	2,913,146
Total liabilities, and stockholders' equity	$3,882,554	$5,115,486
The accompanying notes are an integral part of these unaudited condensed financial statements.

AZITRA, INC.
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months	For the Three Months	For the Six Months	For the Six Months
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Service revenue - related party	$7,500	$172,000	$7,500	$285,300
Total revenue	7,500	172,000	7,500	285,300

Operating expenses:
General and administrative	1,549,228	844,639	3,037,755	1,687,649
Research and development	1,118,552	754,951	2,591,522	1,583,987
Total operating expenses	2,667,780	1,599,590	5,629,277	3,271,636

Loss from operations	(2,660,280)	(1,427,590)	(5,621,777)	(2,986,336)

Other income (expense):
Interest income	16,268	264	23,877	549
Interest expense	(1,782)	(76,187)	(2,697)	(166,019)
Change in fair value of convertible note	—	(2,830,100)	—	(3,630,100)
Change in fair value of warrants	4,272	(94,232)	32,527	(88,611)
Other income (expense)	9,529	(1,683)	3,202	(6,475)
Total other income (expense)	28,287	(3,001,938)	56,909	(3,890,656)

Loss before income taxes	(2,631,993)	(4,429,528)	(5,564,868)	(6,876,992)

Income tax expense	—	—	—	(9,715)

Net loss	(2,631,993)	(4,429,528)	(5,564,868)	(6,886,707)
Dividends on preferred stock	—	(643,267)	—	(1,355,347)
Net loss attributable to common shareholders	$(2,631,993)	$(5,072,795)	$(5,564,868)	$(8,242,054)

Net loss per share, basic and diluted	$(2.74)	$(70.83)	$(6.82)	$(154.05)

Weighted average common stock outstanding, basic and diluted	960,146	71,622	816,450	53,503
The accompanying notes are an integral part of these unaudited condensed financial statements.

AZITRA, INC.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
(unaudited)

	Series A Convertible Preferred Stock		Series A-1 Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional Paid-in-Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance - December 31, 2022	205,385	$3,272,944	380,657	$14,100,533	391,303	$16,321,065	34,800	$3	$1,054,239	$(37,314,552)	$(36,260,310)
Issuance of Series B Convertible Preferred Stock	—	—	—	—	23,432	1,124,759	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	38,794	—	38,794
Exercise of stock options	—	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	(2,457,180)	(2,457,180)
Balance, March 31, 2023	205,385	$3,272,944	380,657	$14,100,533	414,735	$17,445,824	34,800	$3	$1,093,033	$(39,771,732)	$(38,678,696)
Stock-based compensation	—	—	—	—	—	—	—	—	38,794	—	38,794
Conversion of convertible notes payable							61,534	6	9,495,066		9,495,072
Conversion of preferred stock	(205,385)	(3,272,944)	(380,657)	(14,100,533)	(414,735)	(17,445,824)	256,921	26	34,819,275		34,819,301
Initial public offering, net of issuance costs of $1,508,641							50,000	5	5,991,354		5,991,359
Net loss	—	—	—	—	—	—	—	—	—	(4,429,528)	(4,429,528)
Balance, June 30, 2023	—	—	—	—	—	—	403,255	$40	$51,437,522	$(44,201,260)	$7,236,302

	Series A Convertible Preferred Stock		Series A-1 Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional Paid-in-Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance - December 31, 2023	—	$—	—	$—	—	$—	403,246	$40	$51,511,439	$(48,598,333)	$2,913,146
Follow-on public offering, net of issuance costs of $709,426	—	—	—	—	—	—	555,567	56	4,290,618	—	4,290,674
Stock-based compensation	—	—	—	—	—	—	—	—	34,171	—	34,171
Exercise of stock options	—	—	—	—	—	—	1,333	—	19,100	—	19,100
Net loss	—	—	—	—	—	—	—	—	—	(2,932,875)	(2,932,875)
Balance, March 31, 2024	—	$—	—	$—	—	$—	960,146	$96	$55,855,328	$(51,531,208)	$4,324,216
Conversion of convertible notes payable	—	—	—	—	—	—	—	—	—	—	—
Conversion of preferred stock	—	—	—	—	—	—	—	—	—	—	—
Follow-on public offering issuance costs adjustment	—	—	—	—	—	—	—	—	(227)	—	(227)
Stock-based compensation	—	—	—	—	—	—	—	—	34,170	—	34,170
Net loss	—	—	—	—	—	—		—		(2,631,993)	(2,631,993)
Balance, June 30, 2024	—	—	—	—	—	—	960,146	$96	$55,889,271	$(54,163,201)	$1,726,166
The accompanying notes are an integral part of these unaudited condensed financial statements.

AZITRA, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(5,564,868)	$(6,886,707)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	64,953	64,806
Amortization of right-of-use assets	163,901	139,738
Change in foreign currency rates on remeasurement of Canadian fixed assets	(8,526)	—
Accrued interest on convertible notes	—	165,939
Stock based compensation	68,341	77,587
Change in fair value of warrant liability	(32,527)	88,711
Change in fair value of convertible notes	—	3,630,100
Forgiveness of accounts payable	—	(56,285)

Changes in operating assets and liabilities:
Accounts receivable	97,130	(262,300)
Prepaid expenses	70,238	111,610
Other assets	356	(237)
Tax credits receivable	21,848	27,220
Income tax receivable	(7,399)	—
Accounts payable and accrued expenses	160,763	(149,780)
Operating lease liability	(156,165)	(136,624)
Contract liabilities	—	154,700
Net cash used in operating activities	(5,121,955)	(3,031,522)

Cash flows from investing activities:
Purchases of property and equipment	—	(17,578)
Deferred patent costs	(155,826)	(119,170)
Capitalization of licenses	—	(15,263)
Capitalization of patent and trademark costs	—	(10,127)
Net cash used in investing activities	(155,826)	(162,138)

Cash flows from financing activities
Payment of deferred offering/issuance costs	(17,550)	—
Principal payments on finance leases	(7,123)	—
Proceeds from public offering, net	4,290,447	5,991,359
Proceeds from exercise of stock options	19,100	—
Net cash provided by financing activities	4,284,874	5,991,359
The accompanying notes are an integral part of these unaudited condensed financial statements.

AZITRA, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

Net change in cash and cash equivalents	(992,907)	2,797,699

Cash and cash equivalents at beginning of period	1,795,989	3,492,656
Cash and cash equivalents at end of period	$803,082	$6,290,355

Supplemental disclosure of non-cash investing and financing information:

Deferred issuance/offering costs	$56,959	$—
Conversion of note to common stock	$—	$9,495,152
Conversion of note to Series B Convertible Preferred Stock	$—	$1,124,759

1. Organization and Nature of Operations
Azitra, Inc. (the "Company") was founded on January 2, 2014. It is a synthetic biology company focused on screening and genetically engineering microbes of the skin. The mission is to discover and develop novel therapeutics to create a new paradigm for treating skin disease. The Company’s discovery platform is screened for naturally occurring bacterial cells with beneficial effects. These microbes are then genomically sequenced and engineered to make cellular therapies, recombinant therapeutic proteins, peptides and small molecules for precision treatment of dermatology diseases. On May 17, 2023, the Company changed its name to from “Azitra Inc” to “Azitra, Inc.”
The Company maintains a location in Montreal, Canada for certain research activities. The Company also opened a manufacturing and laboratory space in Groton, Connecticut during 2021.
Stock Splits, Change in Par Value, and Initial and Follow-on Public Offerings

In June 2023, the Company completed its initial public offering (IPO) in which it issued and sold 50,000 shares of its common stock at a price to the public of $150.00 per share. The shares began trading on the NYSE American on June 16, 2023 under the symbol “AZTR”. The net proceeds received by the Company from the offering were $6.0 million, after deducting underwriting discounts, commissions and other offering expenses.
Immediately prior to the effectiveness of the Company’s registration statement, the Company effected a 7.1-for-1 forward stock split of its issued and outstanding shares of common stock (the Forward Stock Split). On May 17, 2023, the Company changed the par value of its capital stock from $0.01 to $0.0001. Accordingly, all share and per share amounts for all periods presented in the accompanying unaudited condensed financial statements and notes thereto have been adjusted retroactively, unless otherwise noted, to reflect the effect of the Forward Stock Split. Refer to Note 7 for additional details relating to the Forward Stock Split.
In February 2024, the Company completed a follow-on public offering in which it issued and sold 555,567 shares of its common stock at a price to the public of $9.00 per share. The net proceeds received by the Company from the follow-on public offering were $4.3 million, after deducting underwriting discounts, commissions and other offering expenses.
On July 1, 2024 the Company effected a 30-for-1 reverse stock split of its issued and outstanding shares of common stock (the Reverse Stock Split) and began trading on a split-adjusted basis the same day. There was no change in par value. Accordingly, all share and per share amounts for all periods presented in the accompanying unaudited condensed financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect the effect of the Reverse Stock Split. Refer to Note 7 for additional details relating to the Reverse Stock Split.

The accompanying notes are an integral part of these unaudited condensed financial statements.

AZITRA, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Going Concern Matters
The unaudited condensed financial statements have been prepared on the going concern basis, which assumes that the Company will continue in operation for the foreseeable future, and which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, management has identified the following conditions and events that created an uncertainty about the ability of the Company to continue as a going concern. As of and for the six months ended June 30, 2024, the Company has an accumulated deficit of $54.2 million, a loss from operations of $5.6 million, used $5.1 million to fund operations and had approximately $(0.4) million of working capital. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern.
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

AZITRA, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
2. Summary of Significant Accounting Policies
Basis of Accounting
The financial statements of the Company are prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”).
Unaudited Interim Financial Information
The unaudited interim condensed financial statements and related notes have been prepared in accordance with U.S. GAAP for interim financial information, within the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and disclosures normally included in the annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The interim unaudited condensed financial statements have been prepared on a basis consistent with the audited financial statements and in the opinion of management, reflect all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the results for the interim periods presented and of the financial condition as of the date of the interim balance sheet. The financial data and the other information disclosed in these notes to the interim unaudited condensed financial statements related to the three months and six months ended are unaudited. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These interim unaudited condensed financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2023, and notes thereto that are included in the Company’s Annual Report on Form 10-K, as filed with the SEC on March 15, 2024.
Deferred Offering Costs
The Company capitalized deferred offering costs, which primarily consisted of direct, incremental legal, professional, accounting, and other third-party fees relating to the Company’s initial public offering and follow-on offerings. In June 2023 and February 2024, the Company consummated its IPO and a follow-on offering, respectively, and recorded such amounts against the gross proceeds of these offerings within the statements of stockholders’ equity during the periods ended March 31, 2024 and December 31, 2023. In July 2024, the Company consummated a second follow-on offering as disclosed further in Note 16.
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
At June 30, 2024, the Company had operating right-of-use assets with a net value of $672,799 and current and long-term operating lease liabilities of $293,026 and $395,987, respectively.
In 2023, the Company entered into a lease for the use of certain equipment that is classified as a finance lease. The finance lease has a term of 36 months. At June 30, 2024, the Company had financing right-of-use assets with a net value of $32,262 and current and long-term operating lease liabilities of $15,317 and $18,329, respectively.
Research and Development
The Company accounts for research and development costs in accordance with Accounting Standards Codification (ASC) subtopic 730-10, Research and Development. Accordingly, internal research and development costs are expensed as incurred. Research and development costs consist of costs related to labor, materials and supplies. Research and development costs incurred were $1,118,552 and $2,591,522 during the three and six months ended June 30, 2024, respectively.

AZITRA, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
At June 30, 2024 and December 31, 2023, the Company has a state tax credit receivable of $86,778 for pending refunds related to the selling of research and development tax credits back to the State of Connecticut. At June 30, 2024 and December 31, 2023, the Company has $0 and $20,040, respectively for pending refunds related to Canadian Scientific Research and Experimental Development (SRED) credits. At June 30, 2024 and December 31, 2023, the Company has also recorded $9,757 and $11,565, respectively, related to refunds of Canadian Goods and Services Tax (GST) and Quebec Sales Tax (QST). Receipts of refunds are recorded in research and development on the statements of operations.
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

3. Property and Equipment
Property and equipment consisted of the following at:

	June 30, 2024	December 31, 2023
Laboratory equipment	$1,018,452	$1,013,134
Computers and office equipment	30,825	30,825
Furniture and fixtures	24,316	24,316
Leasehold improvements	28,855	28,855
Building equipment	14,932	14,932
Total property and equipment	1,117,380	1,112,062
Less accumulated depreciation & amortization	(458,649)	(401,987)
Total property and equipment, net	$658,731	$710,075
Depreciation and amortization expense was $29,935 and $59,870 for the three and six months ended June 30, 2024 respectively. Depreciation and amortization expense was $30,877 and $61,429 for the three and six months ended June 30, 2023, respectively.

4. Intangible Assets
Intangible assets consisted of the following at:
June 30, 2024:

	Estimated Useful Life	Gross Amount	Accumulated Amortization	Impairment	Net Amount
Trademarks	Indefinite	$59,474	$—	$—	$59,474
Patents	17 years	183,021	20,865	—	162,156
Intangible assets		$242,495	$20,865	$—	$221,630

AZITRA, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

December 31, 2023:

	Estimated Useful Life	Gross Amount	Accumulated Amortization	Impairment	Net Amount
Trademarks	Indefinite	$57,474	$—	$—	$57,474
Patents	17 years	169,190	15,783	—	153,407
Intangible assets		$226,664	$15,783	$—	$210,881
During the three and six months ended June 30, 2024, amortization expense related to intangible assets was $2,571 and $5,082, respectively. During the three and six months ended June 30, 2023, amortization expense related to intangible assets was $1,780 and $3,377, respectively.

5. Accrued Expenses
Accrued expenses consisted of the following at:

	June 30, 2024	December 31, 2023
Employee payroll and bonuses	$297,416	$207,556
Vacation	74,359	31,074
Research and development projects	50,837	85,767
Professional fees	3,945	35,624
Other	7,546	23,647
Total accrued expenses	$434,103	$383,668
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

6. Convertible Debt
Effective January 5, 2021, the Company entered into a Note Purchase Agreement to issue up to $2,000,000 of convertible promissory notes. On the same date, the Company entered into a convertible promissory note (2021 Convertible Note) with one investor for $1,000,000. The 2021 Convertible Note bears interest at a rate of 6% per annum and is due and payable in full on January 5, 2023. The 2021 Convertible Note automatically converts upon a qualified equity financing, as defined in the note agreement to the number of preferred shares equal to all principal and accrued interest divided by the conversion price of $48.00 on a basis unadjusted for the Forward Stock Split and the Reverse Stock Split, which is subject to adjustment as defined in the note agreement. The 2021 Convertible Note is also optionally convertible as defined in the note agreement for certain non-qualified financing, a change in control, or upon the maturity date of the 2021 Convertible Note. The Company incurred issuance costs of $15,613 related to the 2021 Convertible Note, which has been recorded as a debt discount and will be amortized over the term of the 2021 Convertible Note.
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

AZITRA, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
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

In January 2023, the Company elected to convert the 2021 Convertible Note, including interest accrued but not yet paid of $124,759 at a conversion price of $48.00 into 23,432 shares of its Series B Preferred Stock on a basis unadjusted for the Forward Stock Split and the Reverse Stock Split in accordance with the terms outlined in the Note Purchase Agreement.
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
Effective June 21, 2023, the 2022 Convertible Notes were converted to 61,534 shares of the Company’s common stock equal to $9,495,072. During the three and six months ended June 30, 2023, the Company recorded a loss on the change in the fair value of $2,830,100 and 3,630,100, respectively.
Interest expense was $0 and $166,019 during the six months ended June 30, 2024 and June 30, 2023,respectively.

7. Stockholders’ Equity
On May 17, 2023, the Company effected a 7.1-for-1 forward stock split (the “Forward Stock Split”) of its issued and outstanding shares of common stock and a proportional adjustment to the existing conversion ratios for each series of the Company’s preferred stock. The par value of the common stock was adjusted as a result of the Forward Stock Split from $0.01 to $0.0001 and the authorized shares were increased to 100,000,000 shares of common stock in connection with the Forward Stock Split. In lieu of any fractional shares issued as a result of the split the Company paid a cash amount to the holder of such fractional share. The accompanying financial statements and notes to the financial statements give retroactive effect to the Forward Stock Split for all periods presented. Shares of common stock underlying outstanding stock-based awards and other equity instruments were proportionately increased and the respective per share value and exercise prices, if applicable, were proportionately decreased in accordance with the terms of the agreements governing such securities.
On July 1, 2024, the Company effected a 30-for-1 reverse stock split (the “Reverse Stock Split”) of its issued and outstanding shares of common stock and began trading on a split-adjusted basis the same day. There was no change to the par value of the common stock. In lieu of any fractional shares issued as a result of the split the Company paid a cash amount to the holder of such fractional share. The accompanying financial statements and notes to the financial statements give retroactive effect to the Reverse Stock Split for all periods presented unless otherwise noted. Shares of common stock underlying outstanding stock-based awards and other equity instruments were proportionately decreased and the respective per share value and exercise prices, if applicable, were proportionately increased in accordance with the terms of the agreements governing such securities.
Common Stock
At June 30, 2024 and December 31, 2023, per the Company’s amended and restated Certificate of Incorporation, the Company was authorized to issue 100,000,000 shares of $0.0001 par value common stock.
Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders.
The Company currently has 74,622 shares of common stock reserved for future issuance for the potential exercise of stock options and warrants outstanding at June 30, 2024.
Preferred Stock
At June 30, 2024 and December 31, 2023, per the Company’s amended and restated Certificate of Incorporation, the Company has authorized 10,000,000 shares of $0.0001 par value preferred stock.

AZITRA, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Upon the close of the Company’s IPO in June 2023, all of the then outstanding preferred stock converted to common stock, resulting in the issuance of 48,608, 98,828, and 109,485 shares of common stock in exchange for outstanding Series A, Series A-1, and Series B Preferred Stock, respectively. There was no gain or loss upon conversion.

8. Warrants
The Company issued warrants to purchase 1,596 shares of common stock in 2018 in conjunction with convertible debt financing that have a redemption provision providing the holder the right to have the Company redeem all or any portion of the warrant (or shares it has converted into) at a purchase price equal to the fair market value of the shares as determined by the board of directors or an independent appraiser. As a result of this redemption provision, the warrants have been classified as a liability in the financial statements based on ASC 480 – Distinguishing Liabilities from Equity. These warrants have an exercise price of $14.40 per share and a term of 10 years. The warrants are marked to market each reporting period. The fair value is $2,926 and $35,453 at June 30, 2024 and December 31, 2023, respectively.
The Company issued 2,000 and 22,223 warrants to its underwriters as part of our initial public offering in fiscal 2023 and follow-on offering in fiscal 2024, respectively. The underwriter warrants have a term of 10 years.
The Company also issued warrants in 2019, 2023, and 2024 which did not meet the criteria under ASC 480 to be classified as a liability, and instead meet equity classification criteria.
The following table summarizes information about warrants outstanding at June 30, 2024:

		Warrants Outstanding			Warrant Exercisable
Year Granted	Exercise Price	Number of Warrants at 06/30/2024	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Warrants at 06/30/2024	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price

2018	$14.40	1,596	3.8 years	$14.40	1,596	3.8 years	$14.40
2019	$158.40	7,195	1.6 years	$158.40	7,195	1.6 years	$158.40
2023	$187.50	2,000	4.0 years	$187.50	2,000	4.0 years	$187.50
2024	$11.40	22,223	4.7 years	$11.40	22,223	4.7 years	$11.40
		33,014		$54.25	33,014		$54.25

9. Stock Options
In March 2023, the Company’s Board of Directors and stockholders approved the 2023 Stock Incentive Plan (“2023 Plan”). The 2023 Plan allows the Compensation Committee to grant up to 66,667 shares of Common Stock in the form of incentive and non-statutory stock options, restricted stock awards, restricted stock units, and other stock-based awards to employees, directors, and non-employees. As of June 30, 2024, options to purchase 1,333 shares of common stock had been granted and were outstanding under the 2023 Plan and 65,334 shares of common stock were available for grant under the plan.
During 2016, the Company established the Azitra Inc. 2016 Stock Incentive Plan ("2016 Plan") which provides for the grant up to 49,687 shares of Common Stock in the form of stock options and restricted shares to the Company’s employees, officers, directors, advisors and consultants. As of June 30, 2024, options to purchase 40,275 shares of common stock had been granted and 7,457 shares of common stock were available for grant under the 2016 Plan.
During the three and six months ended June 30, 2024 and 2023 the Company did not grant any equity awards under the 2016 or 2023 Plans. During the three and six months ended June 30, 2024, the Company recognized stock compensation expense of $34,171 and $68,341, respectively, relating to the issuance of service-based stock options. During the three and six months ended June 30, 2023, the Company recognized stock compensation expense of $38,794 and $77,587, respectively, relating to the issuance of service-based stock options. At June 30, 2024, there was $258,097 of unamortized compensation expense that will be amortized over the remaining vesting period. At June 30, 2024 and 2023, there were 437 performance-based options outstanding with a fair value of $109,551.

AZITRA, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
During the three and six months ended June 30, 2024 the Company did not recognize any compensation expense for performance-based options. The Company determined the options qualified as plain vanilla under the provisions of SAB 107 and the simplified method was used to estimate the expected option life.

The following table summarizes information about options outstanding and exercisable at June 30, 2024:

	Options Outstanding			Options Exercisable
Exercise Price	Number of Options at June 30, 2024	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options at June 30, 2024	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price

$14.32	6,871	1.5 years	$14.32	6,871	1.5 years	$14.32
$27.80	6,735	1.5 years	$27.80	6,735	1.5 years	$27.80
$51.08	26,669	6.8 years	$51.08	20,798	6.6 years	$51.08
$62.10	1,333	9.2 years	$62.10	167	9.2 years	$62.10
	41,608			34,571
Total stock option activity for the six months ended June 30, 2024, is summarized as follows:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2023	42,941	$41.10
Granted	—	—
Exercised	(1,333)	14.32
Forfeited	—	—
Outstanding at June 30, 2024	41,608	$41.60

10. Fair Value Measurements
The following tables summarize the fair values and levels within the fair value hierarchy in which the fair value measurements fall for assets and liabilities measured on a recurring basis as of:
June 30, 2024

Description	Level 1	Level 2	Level 3	Total

Liabilities
Common stock warrants	$—	$—	$2,926	$2,926
Total	$—	$—	$2,926	$2,926

AZITRA, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
December 31, 2023

Description	Level 1	Level 2	Level 3	Total

Liabilities
Common stock warrants	$—	$—	$35,453	$35,453
Total	$—	$—	$35,453	$35,453
The following table presents the changes in Level 3 instruments measured on a recurring basis for the period ended June 30, 2024:

Balance at December 31, 2023	$35,453
Changes in fair value of warrants	(28,155)
Balance at March 31, 2024	$7,298
Changes in fair value of warrants	(4,372)
Balance at June 30, 2024	$2,926
At June 30, 2024 and December 31, 2023, the Company estimated the fair value of the warrants using the Black-Scholes option pricing model with the following assumptions:

	June 30, 2024	December 31, 2023
Underlying common stock value	$2.76	$27.60
Expected term (years)	3.79	4.29
Expected volatility	139%	99%
Risk free interest rate	4%	4%
Dividend yield	—%	—%

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

11. Net Loss Per Share
Basic and diluted net loss per share were calculated as follows:

The denominator is as follows at:

	Three Months Ended		Six Months Ended
	2024	2023	2024	2023
Weighted average common stock outstanding, basic and diluted	960,146	71,240	816,450	53,121
$0.01 warrants	—	382	—	382
Total	960,146	71,622	816,450	53,503
The following potential common stock equivalents, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

AZITRA, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

	June 30,
	2024	2023
Options to purchase shares of common stock	41,608	42,023
Warrants outstanding	33,014	10,791
Total	74,622	52,814

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
During the three and six months ended June 30, 2024 the Company did not capitalize any payments made under this license agreement. During the three and six months ended June 30, 2023, the Company capitalized payments made under this license agreement in the amount of $11,405 and $15,263, respectively.
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
Future minimum payments under non-cancelable operating leases with initial or remaining terms in excess of one year during each of the next five years follow:

AZITRA, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

2024 (Remaining 6 months)	$158,115
2025	282,408
2026	205,038
2027	80,397
2028	—
Thereafter	—
Total future undiscounted lease payments	725,958
Less interest	(36,945)
Present value of minimum lease payments	$689,013

Rent expense for all operating leases was $169,428 and $169,428 for the six months ended June 30, 2024 and June 30, 2023, respectively. The weighted average lease term for all operating leases is 2.5 years. The weighted average discount rate for all operating leases is 4.25%.
Finance Leases
During 2023, the Company entered into an agreement with Hewlett Packard to lease equipment. The lease requires monthly payments of $1,478, including tax. The lease is for a 3 years term with option of purchase or extension at term end. The remaining lease term is 2.1 years and the discount rate is 9.60%.

The following is a schedule showing the future minimum lease payments under finance leases by years and the present value of the minimum payments as of June 30, 2024.

2024 (Remaining 6 months)	$8,870
2025	17,740
2026	10,351
2027	—
Thereafter	—
Total future undiscounted lease payments	36,961
Less interest	(3,315)
Present value of minimum lease payments	$33,646
Lease expense for the finance lease was $7,740 and $0 for the six months ended June 30, 2024 and June 30, 2023, respectively. Interest expense for the finance lease was $1,745 and $0 for the six months ended June 30, 2024 and June 30, 2023, respectively.

13. Retirement Plan
Effective January 1, 2019, the Company sponsors a 401(k) plan that covers substantially all employees. In order to be eligible to participate, an employee must complete two consecutive months of service and work a minimum of two hundred fifty hours or work 1,000 hours in their first year of service. Employees may make pre-tax deferrals upon meeting the Plan eligibility requirements. Effective January 1, 2020, the Plan was transitioned to a safe harbor plan in which highly compensated employees are not eligible for matching contributions and non-highly compensated employees earn 100% match on first 3% contributed and 50% on the next 2% contributed. Total employer matching contributions were $3,522 and $7,648 for the three and six months ended June 30, 2024, respectively. Total employer matching contributions were $2,633 and $4,824 for the three and six months ended June 30, 2023, respectively.

14. Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash and accounts receivable.

AZITRA, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
For the three and six months ended June 30, 2024 and 2023, all service revenue was from one customer.
The cash balance identified in the balance sheet is held in an account with a financial institution and insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. At times, cash maintained on deposit may be in excess of FDIC limits.

15. Related Parties
Total related party revenue was $7,500 and $7,500 for the three and six months ended June 30, 2024, respectively. Total related party revenue was $172,000 and $285,300 for the three and six months ended June 30, 2023. respectively. Accounts receivable due from the related party was $0 and $90,000 at June 30, 2024 and December 31, 2023, respectively.

In September 2022, the Company entered into a convertible promissory note totaling $4,350,000 of which $4,000,000 was attributable to an entity who was also an investor in the Company’s Series A, A-1, and B Preferred Stock financing (See Note 6). This entity received 1,697,490 shares of common stock on a basis unadjusted for a Forward Stock Split and a Reverse Stock Split, upon conversion of the promissory notes for principal and interest of $4,243,726.

16. Subsequent Events
The Company has evaluated events subsequent to the balance sheet date through August 12, 2024, the date these condensed financial statements are issued.

On July 25, 2024, the Company completed a follow-on offering of an aggregate of 6,665,000 shares of its common stock, and Class A warrants to purchase up to 13,330,000 shares of common stock, at a combined public offering price of $1.50 per share and accompanying warrants. The Class A warrant will have an initial exercise price of $1.50 per share, are exercisable immediately upon issuance, and will expire on the fifth anniversary of the original issuance date. However on the date that is 30 calendar days immediately following the date of issuance of the Class A Warrants, or August 24, 2024 (the “Reset Date”), if the Reset Price, as defined below, is less than the exercise price at such time, the exercise price will be decreased to the Reset Price. “Reset Price” shall mean 100% of the trailing five-day VWAP immediately preceding the Reset Date, provided, that in no event shall the Reset Price be less than $0.32 (subject to adjustment for reverse and forward stock splits, recapitalizations and similar transactions), which represents 20% of the most recent closing price for the Common Stock at the time of execution of the Agency Agreement. The number of shares of Common Stock issuable upon exercise of the Class A Warrants will not be proportionately adjusted in the event of a reset of the exercise price.

In consideration for Maxim Group LLC serving as the placement agent of the Offering (the “Placement Agent”), the Company paid the Placement Agent a cash fee equal to 7% of the aggregate gross proceeds of the Offering and reimbursed the Placement Agent for certain expenses and legal fees up to $100,000. The Company also issued warrants to designees of the Placement Agent (the “Placement Agent Warrants”) exercisable for an aggregate of 266,600 shares of Common Stock (the “Placement Agent Warrant Shares”). The Placement Agent Warrants have substantially the same terms as the Class A Warrants, except that the Placement Agent Warrants have an exercise price equal to $1.875 per share (125% of the $1.50 offering price of the Common Share and accompanying Class A Warrants), have an initial exercise date of January 23, 2025 and expire on July 23, 2029.

The gross proceeds from the offering, before deducting the placement agent’s fees and other offering expenses, were approximately $10.0 million.

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

In this report we make statements, and from time to time we otherwise make written and oral statements regarding our business and prospects, such as projections of future performance, statements of management’s plans and objectives, forecasts of market trends, and other matters that are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements containing the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimates,” “projects,” “believes,” “expects,” “anticipates,” “intends,” “target,” “goal,” “plans,” “objective,” “should” or similar expressions identify forward-looking statements, which may appear in our documents, reports, filings with the SEC, and news releases, and in written or oral presentations made by officers or other representatives to analysts, stockholders, investors, news organizations and others, and in discussions with management and other of our representatives.

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

To date, we have capitalized our operations primarily through a series of private placements of our convertible preferred stock and convertible promissory notes and our initial public offering, IPO, of common stock which closed on June 21, 2023. In connection with our IPO, we issued 50,000 shares of our common stock at a public offering price of $150 per share. Concurrent with the close of our IPO, all of our outstanding shares of convertible preferred stock and convertible promissory notes converted into a total of 298,384 shares of our common stock. In February 2024, we completed a follow-on public offering in which we issued and sold 555,567 shares of our common stock at a price to the public of $9.00 per share. On July 25, 2024, the Company completed a follow-on offering of an aggregate of 6,665,000 shares of its common stock, and Class A warrants to purchase up to 13,330,000 shares of common stock, at a combined public offering price of $1.50 per share and accompanying warrants.

As of August 12, 2024, we had 7,625,056 shares of our common stock issued and outstanding. Except as otherwise indicated, all share and share price this report gives effect to a reverse stock split effected on July 1, 2024 at a ratio of 30-for-1.

Overview

We focus on developing innovative therapies for precision dermatology using engineered proteins and topical live biotherapeutic products. We have built a proprietary platform that includes a microbial library comprised of approximately 1,500 unique bacterial strains that can be screened for unique therapeutic characteristics. The platform is augmented by an artificial intelligence and machine learning technology that analyzes, predicts and helps screen our library of strains for drug like molecules. The platform also utilizes a licensed genetic engineering technology, which can enable the transformation of previously genetically intractable strains. Our initial focus is on the development of genetically engineered strains of Staphylococcus epidermidis, or S. epidermidis, which we consider to be an optimal therapeutic candidate species for engineering of dermatologic therapies. The particular species demonstrates a number of well-described properties in the skin. As of the date of this report, we have identified among our microbial library over 60 distinct bacterial species that we believe are capable of being engineered to create living organisms or engineered proteins with significant therapeutic effect.

We are a pioneer in genetically engineered bacteria for therapeutic use in dermatology. Our goal is to leverage our platforms and internal microbial library bacterial strains to create new therapeutics that are either engineered living organisms or engineered proteins or peptides to treat skin diseases. Our initial focus is on the development of our current product candidates, including:

•ATR-12, a genetically modified strain of S. epidermidis for treating the orphan disease, Netherton syndrome, a chronic and sometimes fatal disease of the skin estimated to affect approximately one in every 100,000, but its prevalence may be underestimated due to misdiagnosis caused by similarities to other skin diseases. We received Pediatric Rare Disease Designation for ATR-12 by the United States Food and Drug Administration, or FDA, in 2019. In December 2022, we submitted an investigational new drug application, or IND, for a Phase 1b clinical trial of ATR-12 in Netherton syndrome patients, and on January 27, 2023 we received notification from the FDA that the “study may proceed” with respect to the proposed Phase 1b clinical trial. After submitting post-IND manufacturing reports, we have commenced operating activities for our Phase 1b clinical trial in December 2023 and the trial has been opened for patient enrollment. We expect to report initial safety results by year-end 2024.

•ATR-04, a genetically modified strain of S. epidermidis for treating the papulopustular rash experienced by cancer patients undergoing epidermal growth factor receptor inhibitor, or EGFRi, targeted therapy. We intend to submit an IND for a Phase 1b clinical trial in certain cancer patients undergoing EGFRi targeted therapy in the third quarter of 2024. Subject to FDA clearance of our IND, we expect to commence our Phase 1b clinical trial in the fourth quarter of 2024.

•ATR-01, a genetically modified strain of S. epidermidis that expresses an engineered recombinant human filaggrin protein for treating ichthyosis vulgaris, a chronic, xerotic (abnormally dry), scaly skin disease with an estimated incidence and prevalence of 1 in 250, which suggests a total patient population of 1.3 million in the United States. We are planning to perform lead optimization and IND-enabling studies in 2024 to support an IND filing targeted for the second half of 2025.

•Two separate strains of bacterial microbes being investigated and developed by us and Bayer Consumer Care AG, the consumer products division of Bayer AG, or Bayer, the international life science company. We entered into a Joint Development Agreement, or JDA, with Bayer in December 2019. Under the terms of the JDA, we are responsible for testing our library of bacterial strains and their natural products for key preclinical properties. After screening through hundreds of strains, we and Bayer have selected two particular strains to move forward into further development. Bayer holds the exclusive option to license the patent rights to these strains. In December 2020, Bayer purchased $8 million of our Series B preferred stock, which converted into 48,324 shares of our common stock.

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

•Advance our lead product candidates, ATR-12 and ATR-04, through clinical trials. In 2022, we obtained pre-IND correspondence with the FDA for purposes of discussing our proposed regulatory pathway for ATR-12 and obtaining guidance from the FDA on the preclinical plan leading to the filing and acceptance of an IND for ATR-12. In December 2022, we filed an IND for a first-in-human trial of ATR-12 in Netherton syndrome patients. On January 27, 2023, we received notification from the FDA that the “study may proceed” with respect to the proposed Phase 1b clinical trial. In April 2024, we held a pre-IND meeting with the FDA to discuss an IND filing for a first-in-human Phase 1b/2a clinical trial in patients with EGFRi-associated rash. We expect to report initial safety results of our Phase 1b clinical trial for our ATR-12 in Netherton syndrome patients by year-end and are currently planning to commence a Phase 1b trial of our ATR-04 in certain cancer patients undergoing EGFRi therapy in the fourth quarter of 2024. We have a cleared IND for ATR-12 and expect to file an IND for ATR-04 in the third quarter of 2024.

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

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023

The following table summarizes our results of operations with respect to the items set forth below for the three months ended June 30, 2024 and 2023, together with the percentage change for those items.

	Three Months Ended June 30,
	2024	2023	$ Change	% Change

Service revenue - related party	$7,500	$172,000	$(164,500)	(96)%
Total revenue	7,500	172,000	(164,500)	(96)%

Operating expenses:
General and administrative	1,549,228	844,639	704,589	83%
Research and development	1,118,552	754,951	363,601	48%
Total operating expenses	2,667,780	1,599,590	1,068,190	67%

Loss from operations	(2,660,280)	(1,427,590)	(1,232,690)	86%

Other income (expense):
Interest income	16,268	264	16,004	6,062%
Interest expense	(1,782)	(76,187)	74,405	(98)%
Change in fair value of convertible note	—	(2,830,100)	2,830,100	(100)%
Change in fair value of warrants	4,272	(94,232)	98,504	(105)%
Other income (expense)	9,529	(1,683)	11,212	(666)%
Total other income (expense)	28,287	(3,001,938)	3,030,225	(101)%

Loss before income taxes	(2,631,993)	(4,429,528)	1,797,535	(41)%

Net loss	(2,631,993)	(4,429,528)	1,797,535	(41)%
Dividends on preferred stock	—	(643,267)	643,267	(100)%
Net loss attributable to common shareholders	$(2,631,993)	$(5,072,795)	$2,440,802	(48)%

Service Revenue - Related Party

We generated $7,500 of service revenue under the Bayer JDA during the second quarter of fiscal 2024 compared to service revenue of $172,000 under the JDA for the comparable period in fiscal 2023. The decrease of $164,500 in service revenue is attributable to a decrease in the amount of reimbursable development costs incurred in 2024.

General and Administrative

General and administrative costs during the second quarter of fiscal 2024 increased by $704,589, or 83%, to $1,549,228 from the comparable prior period. The increase was primarily related to the costs incurred following, and as a result of, our emergence as a public company in June 2023, including $157,000 of salaries and benefits primarily related to the hiring of our COO, an increase of $139,000 primarily related to the hiring of our CFO consultant, an increase of $257,000 primarily related to costs associated with listing on the NYSE, an increase of $89,000 primarily related to the cost of directors and officers insurance, an increase of $88,000 in public relations expenditures, an increase of $77,000 in legal costs, an increase of $18,000 in Board member costs, an increase of $18,000 in conference expense offset by a decrease of $136,000 in accounting and audit expenses and a net decrease of $2,409 in other overhead expenses.

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

During the second quarter of fiscal 2024, research and development expenses increased by $363,601, or 48%, to $1,118,552 from the comparable prior period. The increase was primarily related to an increase of $12,000 in research and development related costs attributable to our efforts in moving our ATR-12 program forward into the clinic, an increase of $149,000 attributable to the use of clinical consultants, an increase of $191,000 attributable to moving our ATR-04 program forward and a net increase of $11,601 in other costs. There was no government and nonprofit grant revenue received by us during the second quarter of fiscal 2024 and 2023. There were no refundable tax credits for the three-month periods ended June 30, 2024 and 2023.

We expect our research and development expenses to significantly increase in the future due primarily to our planned clinical trial activity and continued development of product candidates.

Other Income (Expense)

Our other income (expense) consists valuation of warrants, loss on foreign currency translation, change in fair value of the convertible note and interest expense. During the second quarter of fiscal 2024, other income (expense) decreased by $3,030,225, or 101%, compared to the comparable period in fiscal 2023. The decrease was primarily related to a decrease of $2,830,100 attributable to the change in fair value of the convertible note, a decrease of $74,405 attributable to interest expense, a decrease of $98,504 in warrant value and a net decrease of $27,216 attributable to other income and expense.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

The following table summarizes our results of operations with respect to the items set forth below for the for the six months ended June 30, 2024 and 2023 together with the percentage change for those items.

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
Service revenue - related party
Total revenue	$7,500	$285,300	$(277,800)	(97)%
	7,500	285,300	(277,800)	(97)%
Operating expenses:
General and administrative	3,037,755	1,687,649	1,350,106	80%
Research and development	2,591,522	1,583,987	1,007,535	64%
Total operating expenses	5,629,277	3,271,636	2,357,641	72%
	—	—	—	—%
Loss from operations	(5,621,777)	(2,986,336)	(2,635,441)	88%
	—	—	—	—%
Other income (expense):
Interest income	23,877	549	23,328	4249%
Interest expense	(2,697)	(166,019)	163,322	(98)%
Change in fair value of convertible note	—	(3,630,100)	3,630,100	(100)%
Change in fair value of warrants	32,527	(88,611)	121,138	—%
Other income (expense)	3,202	(6,475)	9,677	(149)%
Total other income (expense)	56,909	(3,890,656)	3,947,565	(101)%

Loss before income taxes	(5,564,868)	(6,876,992)	1,312,124	(19)%

Income tax expense	—	(9,715)	9,715	(100)%

Net loss	(5,564,868)	(6,886,707)	1,321,839	(19)%
Dividends on preferred stock	—	(1,355,347)	1,355,347	(100)%
Net loss attributable to common shareholders	$(5,564,868)	$(8,242,054)	$2,677,186	(32)%

Service Revenue - Related Party

We generated $7,500 of service revenue under the Bayer JDA during the first six months of fiscal 2024 compared to service revenue of $285,300 under the JDA for the comparable period in fiscal 2023. The decrease of $277,800 in service revenue is attributable to a decrease in the amount of reimbursable development costs in 2024.

General and Administrative

General and administrative costs during the first six months of fiscal 2024 increased by $1,350,106, or 80%, to $3,037,755 from the prior year period. The increase was primarily related to the costs incurred following, and as a result of, our emergence as a public company in June 2023, including an increase of $299,000 of salaries and benefits primarily related to the hiring of or COO, an increase of $260,000 primarily related to the hiring of our CFO consultant, an increase of $342,000 primarily related to costs associated with listing on the NYSE, an increase of $204,000 primarily related to the cost of directors and officers insurance, an increase of $123,000 in public relations expenditures, an increase of $147,000 in legal costs, an increase of $48,000 in Board member costs, an increase of $32,000 in conference expense offset by a decrease of $142,000 in accounting and audit expenses and a net increase of $37,106 in other overhead expenses.

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

During the first six months of fiscal 2024, research and development expenses increased by $1,007,535, or 64%, to $2,591,522 from the prior year period. The increase was primarily related to a increase of $153,000 in research and development related costs attributable to our efforts in moving our ATR-12 program forward into the clinic, an increase of $272,000 attributable to the use of clinical consultants, an increase of $642,000 attributable to moving our ATR-04 program forward offset by a decrease of $56,000 related to the forgiveness of an accounts payable amount and a net decrease of $3,464 in other cost. There was $0 and $1,145 in government and nonprofit grant revenue received by us during the first six months of fiscal 2024 and 2023, respectively.

We expect our research and development expenses to significantly increase in the future due primarily to our planned clinical trial activity and continued development of product candidates.

Other Income (Expense)

Our other income (expense) consists valuation of warrants, loss on foreign currency translation, change in fair value of the convertible note and interest expense. During the first six months of fiscal 2024, other income (expense) decreased by $3,947,565, or 101%, compared to the comparable period in fiscal 2023. The decrease was primarily related to an decrease of $3,630,100 attributable to the change in fair value of the convertible note, an decrease of $163,323 attributable to interest expense, an decrease of $121,138 in warrant value and a net decrease of $33,004 attributable to other income and expense.

Financial Condition

As of June 30, 2024, we had total assets of approximately $3.9 million and working capital of approximately $(0.4) million. As of June 30, 2024, our liquidity included approximately $0.8 million of cash and cash equivalents. Following the quarter end, in July 2024, we completed a follow-on offering of an aggregate of 6,665,000 shares of our common stock and Class A warrants to purchase up to 13,330,000 shares of common stock, at a combined public offering price of $1.50 per share and accompanying warrants, for the net proceeds of $8.95 million. After giving effect to the July 2024 offering we believe that our cash on-hand as of the date of this report may not be sufficient to cover our proposed plan of operations over the next twelve months. We intend to seek additional funds through various financing sources, including the sale of our equity and debt securities, federal grants, licensing fees for our technology and joint ventures with industry partners. In addition, we will consider alternatives to our current business plan that may enable us to achieve revenue producing operations and meaningful commercial success with a smaller amount of capital. However, there can be no guarantees that such funds will be available on commercially reasonable terms, if at all. If such financing is not available on satisfactory terms, we may be unable to further pursue our business plan and we may be unable to continue operations.

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

Cash Flows

The following table shows a summary of our cash flows for the periods indicated:

	Six Months Ended June 30,
	2024	2023

Net cash used in operating activities	$(5,121,955)	$(3,031,522)

Net cash used in investing activities	$(155,826)	$(162,138)

Net cash provided by financing activities	$4,284,874	$5,991,359

Net (decrease) increase in cash	$(992,907)	$2,797,699

Operating Activities

During the first six months of fiscal 2024, operating activities used $5.1 million of cash primarily driven by our net loss of $5.6 million offset by non-cash items of $0.5 million. During the comparable period of fiscal 2023, operating activities used $3.0 million of cash primarily driven by our net loss of $6.9 offset by non-cash items of $3.9 million.

Investing Activities

During the first six months of fiscal 2024, investing activities used $155,826 of cash driven by $155,826 trademark and patent costs. During the comparable period of fiscal 2023, investing activities used $162,138 of cash driven by $129,297 of trademark and patent costs, $17,578 for the purchase of furniture and equipment, and $15,263 of license costs.

Financing Activities

During the first six months of fiscal 2024, financing activities provided $4.3 million in cash primarily driven by proceeds from our February 2024 follow-on public offering. During the comparable period of fiscal 2023, financing activities used $6.0 million in cash primarily driven by deferred offering costs for our June 2023 IPO.

Critical Accounting Policies

During the six months ended June 30, 2024, there were no material changes to our critical accounting policies previously disclosed in our Form 10-K dated December 31, 2023 and filed with the SEC on March 15, 2024.

Critical Accounting Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our condensed financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these condensed financial statements requires us to make judgments and estimates that affect the reported amounts of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities in our condensed financial statements. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. On an ongoing basis, we evaluate our judgments and estimates in light of changes in circumstances, facts and experience. The effects of material revisions in estimates, if any, will be reflected in the condensed financial statements prospectively from the date of change in estimates. There were no material changes to our critical accounting estimates as reported in our Form 10-K for the year ended December 31, 2023 and filed with the SEC on March 15, 2024.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as of June 30, 2024. In the course of that evaluation, we identified a material weakness as it relates to a lack of adequate segregation of accounting functions. We intend to increase staffing within our accounting infrastructure sufficient to facilitate proper segregation of accounting functions and to enable appropriate review of our internally prepared financial statements. Based upon the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2024.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those forward-looking statements include our expectations, beliefs, intentions and strategies regarding the future. You should carefully consider the risk factors discussed in the “Risk Factors” section in our Form 10-K for the year ended December 31, 2023 as, in light of those risks, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in our forward-looking statements. Other than as set forth below, there have been no material changes in the risk factors included in our 2023 Form 10-K. The risk factors described in our 2023 Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

In December 2019, we entered into a Joint Development Agreement, or JDA, with Bayer pursuant to which we agreed to the joint development of certain strains selected from our proprietary microbial library. We have granted Bayer an option to acquire an exclusive royalty bearing license for up to six strains subject to development activities under the JDA, including an exclusive royalty bearing license to any related patent rights. We continue to conduct joint development work with Bayer and discuss the proposed royalty bearing license. While we remain optimistic concerning the successful completion of a royalty bearing license agreement with Bayer, there can be no assurance we will be able to conclude a licensing agreement or, if we are, that the terms of such license agreement will be favorable to us. Assuming our joint development work is successful, our ability to convert the successful development work into a commercial license with Bayer is dependent on a number of risks and factors, many of which are outside our control, including:

•Bayer’s internal evaluation of the economic benefits of marketing a dermatological product that may be competitive with other products currently in development or commercial sale by Bayer regardless of the perceived benefits or advantages of the microbial strain;
•Pharmaceutical regulations vary by country and, depending on Bayer’s marketing plans for the product based on our microbial strain, the pharmaceutical regulations in countries to be targeted by Bayer may render the clinical development of the product to be too expensive, time consuming or at risk for regulatory approval;
•Bayer’s internal budgetary and product development issues, including their ability to commit the capital and human resources towards the development and commercialization of our microbial strain; and
•Bayer’s willingness to accept our requirements for upfront fees and ongoing royalties.

In addition, we believe that in many cases our potential partners or licensee, including Bayer, may engage with us in the early-stage feasibility testing as part of their evaluation of multiple drug and drug delivery options and prior to making any decision or commitment to the development of a new drug product. Consequently, even if our joint development activities with Bayer are successful, for reasons unrelated to the performance of our technology, we may not be able to conclude a licensing agreement with Bayer.

Item 5. Other Information

Resignation of Andrew McClary

On August 9, 2024, Andrew McClary resigned from our Board Directors effective as of such date.

Bylaw Amendment

On August 8, 2024, our Board of Directors approved an amendment (“Amendment”) to Section 1.5 of our Second Amended and Restated Bylaws for purposes of lowering the quorum requirement for a stockholder meeting from the holders of a majority in voting power of the outstanding shares of capital stock of the Company to the holders of 33 1/3% in voting power of the outstanding shares of capital stock of the Company. The Amendment is effective as of August 8, 2024. The Amendment is filed as Exhibit 3.3 to this report and incorporated herein by this reference.

Item 6. Exhibits

Exhibit Number	Description	Method of Filing

1.1	Placement Agency Agreement dated July 23, 2024 between the Registrant and Maxim Group LLC	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on July 26, 2024

3.1	Amended and Restated Certificate of Incorporation of the Registrant	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on June 21, 2023

3.2	Second Amended and Restated Bylaws of the Registrant	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on June 21, 2023

3.3	Amendment to Second Amended and Restated Bylaws of the Registrant	Filed electronically herewith

4.1	Form of Class A Warrant	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on July 26, 2024

4.2	Form of Placement Agent Warrant	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on July 26, 2024

4.3	Warrant Agent Agreement dated July 25, 2024 between the Registrant and VStock Transfer LLC	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on July 26, 2024

10.1	Form of Securities Purchase Agreement between the Registrant	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on July 26, 2024

31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith

31.2	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically herewith

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).	Filed electronically herewith

101 INS	Inline XBRL Instance Document.	Filed electronically herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Filed electronically herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Filed electronically herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Filed electronically herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Filed electronically herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Filed electronically herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	Filed electronically herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AZITRA, INC.

Date: August 12, 2024	By:	/s/ Francisco D. Salva
Francisco D. Salva,
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2024	By:	/s/ Norman Staskey
Norman Staskey
Chief Financial Officer
(Principal Financial Officer)