Form 10-K
period 2024-12-31
Azitra, Inc.
filed 2025-02-24
CIK 1701478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $1,954,147.
The number of shares of the registrant's common stock outstanding as of February 24, 2025 was 14,979,354.

DOCUMENTS INCORPORATED BY REFERENCE
None

AZITRA, INC.

TABLE OF CONTENTS

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
Except as otherwise indicated, all share and share price in this report gives effect to a forward stock split effected on May 17, 2023 at a ratio of one for 7.1 for one and a reverse stock split effected on July 1, 2024 at a ratio of one for 30.
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
Certain information in the text of this report is contained in independent industry government and non-governmental organizational publications. The sources of these publications are provided below:
•Stacy and Belkaid Study, Apollo Stacy and Yasmine Belkaid, Microbial Guardians of Skin Health. Science, 2019 Jan 18;363(6424):227-228. Doi: 10.1126/science.aat4326. PMID: 30655428
•Oh Study, Zhou W, Spoto M, Hardy R, Guan C, Fleming E, Larson PJ, Brown JS, Oh J. Host-Specific Evolutionary and Transmission Dynamics Shape the Functional Diversification of Staphylococcus epidermidis in Human Skin. Cell. 2020 Feb 6;180(3):454-470.e18. doi: 10.1016/j.cell.2020.01.006. Epub 2020 Jan 30. PMID: 32004459; PMCID
•Satoh Study, Satoh TK, Mellett M, Meier-Schiesser B, Fenini G, Otsuka A, Beer HD, Rordorf T, Maul JT, Hafner J, Navarini AA, Contassot E, French LE. IL-36γ drives skin toxicity induced by EGFR/MEK inhibition and commensal Cutibacterium acnes. J Clin Invest. 2020 Mar 2;130(3):1417-1430. doi: 10.1172/JCI128678. PMID: 31805013; PMCID: PMC7269569

•Barbati Study, Netherton Syndrome in Children: Management and Future Perspectives, Federica Barbati, Mattia Giovannini Teresa Oranges, Lorenzo Lodi, Simona Barni, Elio Novembre, Ermanno Baldo, Mario Cristofolini, Stefano Stagi, Silvia Ricci, Francesca Mori, Cesare Filippeschi, Chiara Azzari and Giuseppe Indol; Frontiers in Pediatrics, May 2021
•Sun Study, Netherton syndrome: A case report and review of the literature, Joannie D. Sun, MD, and Kenneth G. Linden, PhD, MD, International Journal of Dermatology 2006
•Orphanet, Netherton Syndrome, Orphanet: Netherton syndrome
RISK FACTOR SUMMARY
Our business is subject to numerous risks and uncertainties, including those described in “Risk Factors” in this Annual Report on Form 10-K. These risks include, but are not limited to the following:
•We are an early-stage clinical biopharmaceutical company with limited operating history;
•We have a history of significant operating losses and anticipate continued operating losses for the foreseeable future;
•Our Joint Development Agreement, or JDA, with Bayer includes an option for Bayer to acquire an exclusive royalty bearing license for up to six strains. There can be no assurance we will be able to conclude a licensing agreement;
•We expect we will need additional financing to execute our business plan and fund operations, which additional financing may not be available on reasonable terms, or at all;
•The clinical and commercial utility of our microbial library and genetic engineering platform is uncertain and may never be realized;
•Our product candidates are in early stages of development, and therefore they will require extensive additional preclinical and clinical testing;
•We will need to grow the size of our organization, and we may experience difficulties in managing this growth;
•We currently have no sales and marketing organization;
•We will be completely dependent for the foreseeable future on third parties to manufacture our product candidates for commercial sale;
•Our business model includes the potential out-licensing of strains from our proprietary microbial library or our product candidates to other pharmaceutical companies; however, technology licensing in the pharmaceutical industry is a lengthy process and subject to several risks and factors outside of our control;
•Our business may suffer with the loss of key personnel;
•If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of our product candidates;
•Our business operations could suffer in the event of information technology systems’ failures or security breaches;
•We face significant competition from other biotechnology and pharmaceutical companies targeting medical dermatological indications;
•Our success is entirely dependent on our ability to obtain the marketing approval for our product candidates by the FDA and the regulatory authorities in foreign jurisdictions in which we intend to market our product candidates, of which there can be no assurance;
•Our clinical trials may fail to demonstrate substantial evidence of the safety and efficacy of our product candidates or any future product candidates;
•Results of preclinical studies of our product candidates may not be predictive of the results of future preclinical studies or clinical trials;

•Even if we receive regulatory approval for any of our product candidates, we may not be able to successfully commercialize the product and the revenue that we generate from its sales, if any, may be limited;
•Current and future legislation may increase the difficulty and cost for us to obtain marketing approval of and commercialize our product candidates and affect the prices we may obtain;
•It is difficult and costly to protect our intellectual property rights, and we cannot ensure the protection of these rights;
•Our product candidates may infringe the intellectual property rights of others, which could increase our costs and delay or prevent our development and commercialization efforts;
•An active, liquid and orderly trading market for our shares may not develop;
•Future capital raises may dilute your ownership and have other adverse effects on our operations;
•The market price of our shares may be subject to fluctuation and volatility;
•Our failure to meet the continued listing requirements of the NYSE American could result in a delisting of our common stock;
•If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud;
•We ratified certain corporate actions pursuant to Section 204 of the Delaware General Corporate Law, or DGCL; however, there can be no assurance that claims will not be made to challenge the validity of the ratification or the related corporate actions; and
•Our charter documents and Delaware law may inhibit a takeover that stockholders consider favorable.

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
Overview
We are an early-stage clinical biopharmaceutical company focused on developing innovative therapies for precision dermatology using engineered proteins and topical live biotherapeutic products. We have built a proprietary platform that includes a microbial library comprised of approximately 1,500 unique bacterial strains that can be screened for unique therapeutic characteristics. The platform is augmented by an artificial intelligence and machine learning technology that analyzes, predicts and helps screen our library of strains for druglike molecules. The platform also utilizes a licensed genetic engineering technology, which can enable the transformation of previously genetically intractable strains. Our initial focus is on the development of genetically engineered strains of Staphylococcus epidermidis, or S. epidermidis, which we consider to be an optimal therapeutic candidate species for engineering of dermatologic therapies. The particular species demonstrates a number of well-described properties in the skin. As of the date of this report, we have identified, among our microbial library, over 60 distinct bacterial species that we believe are capable of being engineered to create living organisms or engineered proteins with significant therapeutic effect.
We are a pioneer in genetically engineering bacteria for therapeutic use in dermatology. Our goal is to leverage our platforms and internal microbial library bacterial strains to create new therapeutics that are either engineered living organisms or engineered proteins or peptides to treat skin diseases. Our initial focus is on the development of our current product candidates, including:
•ATR-12, a genetically modified strain of S. epidermidis for treating the orphan disease, Netherton syndrome, a chronic and sometimes fatal disease of the skin estimated to affect approximately one to nine in every 100,000, but its prevalence may be underestimated due to misdiagnosis caused by similarities to other skin diseases. We received Pediatric Rare Disease Designation for ATR-12 by the United States Food and Drug Administration, or FDA, in 2019. In December 2022, we submitted an investigational new drug application, or IND, for a Phase 1b clinical trial of ATR-12 in adult Netherton syndrome patients, and on January 27, 2023 we received notification from the FDA that the “study may proceed” with respect to the proposed Phase 1b clinical trial. After submitting post-IND manufacturing reports, we have commenced operating activities for our Phase 1b clinical trial in December 2023, and we have dosed our first patient in August 2024. We expect to report initial safety results in the first half of 2025.
•ATR-04, a genetically modified strain of S. epidermidis for treating the papulopustular rash experienced by cancer patients undergoing epidermal growth factor receptor inhibitor, or EGFRi, targeted therapy. In August 2024, we obtained IND clearance from the FDA to commence a Phase 1/2 clinical trial in certain cancer patients undergoing EGFRi targeted therapy. In September 2024, we obtained Fast Track designation by the FDA in this indication. We expect to dose the first patient in the Phase 1/2 clinical trial in the first half of 2025.
•ATR-01, a genetically modified strain of S. epidermidis that expresses an engineered recombinant human filaggrin protein for treating ichthyosis vulgaris, a chronic, xerotic (abnormally dry), scaly skin disease with an estimated incidence and prevalence of 1 in 250, which suggests a total patient population of 1.3 million in the United States. We are planning to perform lead optimization and IND-enabling studies in 2025 to support an IND filing.

•Two separate strains of bacterial microbes are being investigated and developed by us and Bayer Consumer Care AG, the consumer products division of Bayer AG, or Bayer, the international life science company. We entered into a Joint Development Agreement, or JDA, with Bayer in December 2019. Under the terms of the JDA, we are responsible for testing our library of bacterial strains and their natural products for key preclinical properties. After screening through hundreds of strains, we and Bayer have selected two particular strains to move forward into further development. Bayer holds the exclusive option to license the patent rights to these strains.
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
•Advance our lead product candidates, ATR-12 and ATR-04, through clinical trials. We expect to report initial safety results of our Phase 1b clinical trial for our ATR-12 in Netherton syndrome patients in the first half of 2025 and are currently planning to dose the first patient in a Phase 1/2b trial with ATR-04 in certain cancer patients undergoing EGFRi therapy in the first half of 2024. In August 2024, we obtained IND clearance from the FDA to commence a Phase 1/2 clinical trial, and in September 2024, we obtained Fast Track designation by the FDA for ATR-04.
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
•Leverage our academic partnerships. We currently have partnerships with investigators at the Fred Hutchinson Cancer Center, Yale University, Duke University and Carnegie Mellon University. We have an exclusive license from the Fred Hutchinson Cancer Center covering DNA technologies, which enable the genetic transformation of strains that have previously been genetically intractable. Our collaboration with investigators at Carnegie Mellon University builds on an artificial intelligence and machine learning technology to predict the drug like molecules made by the microbes in our library. We have an ongoing scientific advisory board contract with Dr. Julia Oh of Duke University and have historically worked with Jackson Laboratories (Dr. Oh's previous employer) through sponsored research agreements for mouse and other experiments. We expect to leverage these partnerships and potentially expand them or form other academic partnerships to bolster our engineering platforms and expand our research and development pipeline.
•Experienced management team and Board of Directors. We are led by Francisco D. Salva, our chief executive officer, and Travis Whitfill, our co-founder and chief operating officer, who have more than 35 years of combined experience in the management of biotechnology companies and healthcare investing. Mr. Salva was previously a co-founder of Acerta Pharma, which was sold to AstraZeneca for approximately $6.3 billion in a staged acquisition beginning in 2016. He also worked on the turnaround of Pharmacyclics, which subsequently sold to Abbvie for approximately $21 billion in 2015. Before that, Mr. Salva spent almost a decade in life sciences venture capital. Mr. Whitfill served as associate research scientist and currently serves as assistant professor adjunct at Yale University with appointments in the Departments of Pediatrics and Emergency Medicine. He spent nearly a decade in venture capital as a partner in a biotech-focused venture capital fund, Bios Partners. He has led numerous grant-funded projects, holds nearly a dozen patents and has co-authored over 60 publications. Our board of directors, or Board, is comprised of renowned group of senior executives, scientists and investors in the biotechnology industry.
Our Microbial and Microbial Drug Delivery Platform
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
To expand upon our recombinant protein construction capabilities, we have acquired an exclusive license to proprietary technology that disguises our genetically engineered DNA sequences to enable the production of proteins in previously intractable bacterial species. The technology from the Fred Hutchinson Cancer Center, or Fred Hutch, expands the universe of bacterial species that can be genetically modified. It is based upon a restriction modification system-silent SyMPL toolset. The SyMPL technology platform makes human-made DNA invisible to the bacteria’s defenses. In theory, the method can be applied to any type of bacteria. Our current product candidates do not incorporate the SyMPL technology platform, but we expect that some or all of our future product candidates will do so.
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
In January 2022, Fred Hutch granted us an exclusive worldwide, royalty bearing license to the patent rights, and a non-exclusive worldwide, royalty bearing license to the related know-how, for the SyMPL technology platform in all fields of use. For more information related to the intellectual property acquired pursuant to the Fred Hutch license agreement, see the section titled “Licenses and Intellectual Property Rights - Exclusive License Agreement with Fred Hutchinson Cancer Center.”
Our Product Candidates
ATR-12 for the treatment of Netherton syndrome
ATR-12 is our proprietary and patent-pending drug candidate that contains a novel strain of S. epidermidis which has been genetically modified to express and secrete an active fragment of the full-length protein called the lympho-epithelial Kazal-type related inhibitor, or LEKTI. It has also been engineered to be auxotrophic, meaning that it requires the D-alanine nutrient in its formulation to survive and propagate. This provides an additional level of safety against unintentional and environmental exposure to the strain. ATR-12 is a topical application intended to address the underlying cause of Netherton syndrome, by replacing deficient LEKTI with an active segment of human recombinant LEKTI, or rhLEKTI-D6, to counter the dysregulated skin serine protease activity observed in Netherton syndrome patients. The uncontrolled serine protease activity leads to a profound skin barrier defect and the release of pro-inflammatory and pro-allergic mediators by keratinocytes and immune cells. To date, there is no known therapy for the cure or effective treatment of Netherton syndrome. We believe ATR-12 has the potential to be the first therapy to effectively treat this disease of the skin. Based on the Barbati and Sun Studies, we believe that ATR-12 represents a potential $250 million global sales opportunity by mid-2030.
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
To date, there is no known cure for Netherton syndrome and treatment options are limited. Dermatologic interventions to treat the severe skin manifestations of Netherton syndrome include moisturizers, topical corticosteroids, and calcineurin inhibitors, all of which are limited in that they do not provide sustained remediation. Given the severity of disease during neonatal stages, fluid/electrolyte and diet support are needed in addition to treating infections that often arise in these patients. While immunoglobulin therapy to address immunodeficiencies associated with Netherton syndrome has shown limited success, a sustained remediation of skin barrier defects, induced by dysregulation of LEKTI, is currently unavailable.
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
In May 2020, we received Rare Pediatric Disease Designation from the FDA for ATR-12. As a result, if we are able to obtain approval for ATR-12 from the FDA in pediatrics, we will be eligible to receive a Priority Review Voucher, which can be used by us to obtain FDA review of a New Drug Application or Biologics License Application for this or another drug candidate in an expedited period of six months. These vouchers are often transferable, and some have been sold for over $100 million. However, due to recent policy changes, the FDA, at this point, can not reward any prior review vouchers for rare pediatric disease product applications approved later than September 30, 2026.
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
Figure 3: In Vitro Netherton Syndrome Model Using Human Skin Tape Strip Extracts Supplemented with Disease Level KLK5 Activity
In addition, results from an ex vivo pig skin model demonstrate that a single topical dose of ATR-12 at 3 dose levels led to secretion of active rhLEKTI-D6. Finally, data from an ex vivo healthy human skin model demonstrate that a single topical dose of ATR-12 administered at the maximum intended dose of 109 CFU/g delivers enough active rhLEKTI-D6 into the lower layers of the stratum corneum to effectively inhibit the protease, kallikrein 5, or KLK5, at levels typically observed in patients with Netherton syndrome.
In particular, data from an ex vivo healthy human skin model demonstrate that a single topical dose of ATR-12 administered at the maximum intended dose of 109 Colony Forming Units per gram, or CFU/g delivers enough active rhLEKTI-D6 into the lower layers of the stratum corneum to effectively inhibit KLK5 at levels typically observed in patients with Netherton syndrome. Amounts of LEKTI activity in layers extracted were from tape strip samples from ex vivo human skin treated with placebo and ATR-12. The collection proceeded right after skin application (T = 0 hours, white bars) or after 8 hours incubation at 30°C (T = 8 hours, black bars). Total LEKTI activity levels were obtained by adding the pmol amounts through layers 1 to 30 of placebo (grey bars) or ATR-12 (black bars) samples. Data are the average ± a standard deviation (SD) of 3 independent samples (N = 3). Statistical analysis was carried out using two-way ANOVA, and ** represents p <0.01.
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

Figure 6: In vitro stoichiometry of LEKTI-D6 to inhibit KLK5
In 2022, we obtained pre-IND correspondence with the FDA for purposes of discussing our proposed regulatory pathway for ATR-12 and obtaining guidance from the FDA on the preclinical plan leading to the filing and acceptance of an IND application for ATR-12. In December 2022, we filed an IND for a first-in-human trial of ATR-12 in Netherton syndrome patients. Our IND proposes a Phase 1b multi-center, randomized, double-blind, single dose level, placebo-controlled clinical study of ATR-12 in patients with Netherton syndrome. The primary endpoint is safety, and secondary endpoints include signals of efficacy and pharmacokinetics. Exploratory endpoints include immune and inflammatory mechanism biomarkers. On January 27, 2023, we received notification from the FDA that the “study may proceed” with respect to the proposed Phase 1b clinical trial. We dosed the first patient in August 2024 and expect initial safety results in the first half of 2025.
ATR-04 for the Treatment of EGFRi-Associated Rash
ATR-04 is our proprietary and patent-pending drug candidate that contains a novel strain of S. epidermidis, SE484, which has been genetically modified to be auxotrophic tor D-alanine and inhibits both S.aureus and IL-36γ. ATR-04 is a topical application intended to address the papulopustular rash experienced by cancer patients undergoing epidermal growth factor receptor inhibitor, or EGFRi, targeted therapy. We believe this product candidate represents a potential $1 billion global sales opportunity by 2030.
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
Dermatologic toxicities are amongst the most prevalent side effects seen with EGFRi-targeted therapies. The papulopustular rash is the earliest and most common dermatologic adverse event of EGFRi treatment, often occurring in 50-80% of patients, depending on the drug, the cancer being treated, and the treatment regimen. The appearance of the papulopustular rash is a dose-dependent skin drug reaction, which usually develops in the first one to two weeks and peaks at three to four weeks on therapy. The intensity of the rash may start to decrease after two weeks but can persists over the entire course of EGFRi treatment. The rash is characterized clinically as tender erythematous papules, which after a few days evolve into pustules and then into crusts on the face, scalp, chest, and upper back. The rash is often accompanied by severe xerosis and at times serious cutaneous bacterial infection, primarily S. aureus. While most skin rash episodes are considered mild to moderate, some are severe. In many cases, the rash leads to severe quality of life issues and can even lead to the interruption or cessation of the EGFRi treatment.
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
Our solution – ATR-04 for the treatment of EGFRi-associated rash
ATR-04 is our formulated, drug product candidate for the treatment of EGFRi associated rash. It includes a strain of S. epidermidis strain that was selected from our microbial strain library, based on desired properties of IL-36γ reduction and inhibition of S. aureus and its biofilms. The current lead strain is called SE484. We then genetically engineered SE484 to be auxotrophic tor D-alanine and to create our drug product candidate, ATR-04.
SE484 was chosen from our microbial library based on key characteristics such as inhibition of IL-36γ as well as its effect against S. aureus. Together, we expect these mechanisms of action to lead to significant reductions in rash severity among patients undergoing EGFRi therapy.
We believe that ATR-04 has the potential to address current limitations to treatment of EGFRi-associated rash:
•Reduced antibiotic use. From our surveys of clinicians and key opinion leaders, practitioners are reluctant to prescribe systemic antibiotics to patients undergoing EGFRi therapy. These patients can often be prescribed antibiotics for more than 12 months and suffer from antibiotic-related adverse events. We believe ATR-04 would reduce the need for antibiotics in these patients and lead to fewer adverse events due to EGFRi and antibiotic use.
•Better EGFRi compliance. Up to 20% of patients undergoing EGFRi therapy discontinue due to adverse events, primarily due to rashes. We believe we can reduce discontinuation rate in patients undergoing EGFRi therapy and thus increase compliance.

•Higher quality of life. Many patients on EGFRi therapy report a poor quality of life due to adverse events and papulopustular rashes. Current treatment options fail to adequately reduce these adverse events. We believe ATR-04 therapy in patients undergoing EGFRi therapy will have reduced rash severity and thus a higher quality of life.
Preclinical data of ATR-04
EGFRi-associated rash is a condition that is characterized by redness, itchiness, and irritation of the skin, and is induced by certain cancer treatments. It was shown, by gene expression profiling (Satoh et al 2020), that skin biopsy samples from patients suffering from EGFRi-associated rash had elevated levels of cytokines IL-36γ and IL-8 compared to skin from healthy donors. These are proinflammatory cytokines that are signaling molecules of the immune system that increase the intensity of an immune response and can cause tissue damage. In addition to elevated cytokine levels, EGFRi-treated patients have impaired skin barrier function. Infection with pathogenic strains of S. aureus exacerbates the EGFRi-induced cutaneous disease.
Our work was focused on identifying an S. epidermidis strain that reduces IL-36γ levels and thus reduces the rash associated with EGFRi. We believed that many species of bacteria that live on human skin probably survive there because they have evolved ways to reduce the human immune system’s response to their presence, and we might be able to identify a resident human skin commensal bacteria that survives thereby specifically reducing IL-36γ activity.
To identify such a S. epidermidis strain, we developed an in vitro assay to measure the levels of IL-36γ and IL-8 that are produced by human skin cells that are grown in culture. The cell line we used is called HaCaT and is derived from human keratinocytes, which are a cell type in the epidermis. In order to simulate the inflammatory phenotype of EGFRi-related disease of the skin, HaCaT cells were stimulated with an immunostimulant, polyinosinic:polycytidylic acid, or poly I:C, which causes them to secrete elevated levels of IL-36γ and IL-8. This assay was used to identify and evaluate the ability of different S. epidermidis strains to lower IL-36γ and IL-8 levels.
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
Figure 8. IL-8 induction by Poly I:C is Reduced by CS of SE484. The presence of culture medium from SE484 prevents the stimulation and release of IL-8 by poly I:C (red arrow). An inhibitor of poly I:C is used as control (blue arrow). Data are representative of two independent experiments. CFS = cell free supernatant.
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
Our results show that culture media of S. epidermidis strain SE484, which was isolated from a healthy human volunteer, can reduce the level of IL-36γ and IL-8 produced by HaCaT cells (Figure 7 and Figure 8, respectively) and thus help in the treatment of EGFRi-associated rash. In addition to its anti-IL-36γ property, SE484 also has broad activity against different methicillin-resistant S. aureus, or MRSA, strain types as well as methicillin sensitive S. aureus, or MSSA. The ability of SE484 to reduce IL-36γ/IL-8 levels as well as its activity against S. aureus and the engineered D-alanine auxotrophy enabled us to nominate strain SE484 for use as the active microbe in the ATR-04 drug product formulation to form the basis of a treatment and reduce the severity of EGFRi rash.
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
We are proposing an initial study of SE484 in the ATR-04 formulation in patients. It is contemplated to be a Phase 1/2 multi-center, randomized, double-blind, single-dose, placebo-controlled trial in patients with colorectal or head and neck cancer who are initiating EGFRi therapies. The primary endpoint is safety, and secondary endpoints will include efficacy and Quality of Life, or QoL. We received IND clearance for ATR-04 in August 2024 and we plan to dose the first pateint in the first half of 2025.
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
We are aware of the following Phase 2 programs developing investigational drug candidates for EGFRi associated rash; Hoth Therapeutics is developing HT-001, or topical aprepitant, a neurokinin 1 inhibitor in the US; Lutris Pharma is developing LUT014, a topical B-Raf inhibitor, in the US and Israel. Daewoong Pharmaceutical Co. Ltd. is developing DWP708 in Korea.
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
ATR-12
Our ATR-12 product candidate is subject to three issued US patents, seven pending US patent applications, and 40 pending foreign patents and patent applications. These patents and patent applications represent ten families of claims covering, among other aspects, the pharmaceutical composition of S. epidermidis expressing a recombinant therapeutic polypeptide, the auxotrophic strain of S. epidermidis, and the recombinant S. epidermidis strain expressing a therapeutic LEKTI protein, and formulations of ATR-12. One of the issued US patents covers a recombinant bacterial strain containing a therapeutic polypeptide for treating abnormal skin conditions and expires in 2035. The second issued US patent covers an auxotrophic S. epidermidis that will expire in 2039. If additional patents were to grant from the pending patent applications, they would expire between 2035 and 2044.
ATR-04
Our ATR-04 product candidate is subject to one issued US patent, two pending US patent applications, and 20 pending foreign applications. These patents and patent applications represent two families of claims directed to auxotrophic strains of bacteria and their therapeutic use for treating disease. We have one issued US patent that covers ATR-04. If additional patents were to grant, they would also expire in 2039.
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
Government Regulations
Pharmaceutical companies are subject to extensive regulation by foreign, federal, state and local agencies, such as the U.S. FDA, and various similar agencies in most countries worldwide. The research, development, testing, manufacture, distribution, packaging, labeling, storage, recordkeeping, marketing and sale of pharmaceutical products are subject to government regulation in the U.S. and various foreign countries. Additionally, in the U.S., we must follow rules and regulations established by the FDA requiring the presentation of data indicating that our product candidates are safe and effective and are manufactured in accordance with current Good Manufacturing Practices, or cGMP, regulations. If we do not comply with applicable requirements, we may be fined, the government may refuse to approve our marketing applications or allow us to manufacture or market our product candidates, and we may be criminally prosecuted. We, our manufacturers and clinical research organizations may also be subject to regulations under other foreign, federal, state and local laws, including, but not limited to, the U.S.

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
The steps usually required to be taken before a new biologic may be marketed in the U.S. generally include:
•completion of preclinical laboratory tests and animal studies performed in accordance with the FDA’s current Good Laboratory Practices regulation;
•submission to the FDA of an IND, which must become effective before clinical trials may begin and must be updated annually or when significant changes are made;
•approval by an independent Institutional Review Board, or IRB, or ethics committee at each treatment site before the trial is commenced;
•approval of an Institutional Biologics Committee or similar committee at each treatment site, where applicable, before the trial is commenced;
•performance of adequate and well controlled human clinical trials to establish the safety, purity and potency of the proposed biologic product candidate for its proposed indication for use;
•submission of data supporting safety and efficacy as well as detailed information on the manufacture and composition of the product in clinical development and proposed labeling;
•preparation of and submission to the FDA of a BLA after completion of all pivotal clinical trials;
•satisfactory completion of an FDA Advisory Committee review, if applicable;
•a determination by the FDA within 60 days of its receipt of a BLA to file the application for review;
•satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities at which the proposed product is produced to assess compliance with cGMP standards and to assure that the facilities, methods and controls are adequate to preserve the biological product’s continued safety, purity and potency, and of selected clinical investigation sites to assess compliance with Good Clinical Practices, or GCP;
•satisfactory completion of any FDA audits of the non-clinical and clinical trial sites to assure compliance with CGP requirements and the integrity of clinical data in support of the BLA;
•payment of user fees and securing FDA approval of the BLA for the proposed indication for use;
•FDA review and approval of the BLA to permit commercial marketing of the product for particular indications for use in the United States; and
•compliance with any post-approval requirements, including REMS and any post-approval studies required by the FDA.

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

•Phase 1 clinical trials are normally conducted in small groups of healthy volunteers to assess safety and tolerability of various dosing regimens and pharmacokinetics. For some products for orphan, severe or life-threatening diseases, especially if the product may be too toxic to administer to healthy humans, the initial clinical trials may be conducted in individuals having a specific disease for which use the tested product is indicated. These trials in patients are often referred to as Phase 1b trials. If they include a design to establish a particular dose, they are commonly referred to as Phase 1b/2a clinical trials. Nevertheless, additional Phase 2 (sometimes called Phase 2b) clinical trials are often necessary to refine the final dose chosen to take into a pivotal Phase 3 clinical trial.
•Phase 2 clinical trials are generally conducted in a limited patient population to identify possible adverse effects and safety risks, evaluate the efficacy of the product candidate for specific targeted indications and determine does tolerance and optimal dosage. Multiple Phase 2 clinical trials may be conducted by the sponsor to obtain information prior to beginning larger and more costly Phase 3 clinical trials.
•Phase 3 clinical trials proceed if the Phase 2 clinical trials demonstrate that a dose range of the product candidate is potentially effective and has an acceptable safety profile. Phase 3 clinical trials are undertaken to further evaluate, in a larger number of patients, dosage, provide substantial evidence of clinical efficacy and further test for safety in an expanded and diverse patient population at multiple, geographically dispersed clinical trial sites. A well-controlled, statistically robust Phase 3 trial may be designed to deliver the data that regulatory authorities will use to decide whether or not to approve, and, if approved, how to appropriately label a drug: such Phase 3 studies are referred to as “pivotal.”
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
Pediatric Rare Disease Designation and Priority Review Vouchers
Under the FDCA, as amended, the FDA incentivizes the development of drugs and biologics that meet the definition of a “rare pediatric disease,” defined to mean a serious or life-threatening disease in which the serious of life-threatening manifestations primarily affect individuals aged from birth to 18 years and the disease affects fewer than 200,000 individuals in the United States or affects 200,000 or more in the United States and for which there is no reasonable expectation that the cost of developing and making in the United States a drug or biologic for such disease or condition will be received from sales in the United States of such drug or biologic. The sponsor of a product candidate for a rare pediatric disease may be eligible for a voucher that can be used to obtain a priority review for a subsequent human drug or biologic application after the date of approval of the rare pediatric disease drug product, referred to as a priority review voucher, or PRV. A sponsor may request rare pediatric disease designation from the FDA prior to the submission of its NDA or BLA. A rare pediatric disease designation does not guarantee that a sponsor will receive a PRV upon approval of its NDA or BLA. Moreover, a sponsor who chooses not to submit a rare pediatric disease designation request may nonetheless receive a PRV upon approval of their marketing application if they request such a voucher in their original. marketing application and meet all of the eligibility criteria. If a PRV is received, it may be sold or transferred an unlimited number of times. Congress did not extend the PRV program past its December 20, 2024 deadline for new applications. Previously granted rare pediatric disease designations for programs with the potential for PRVs may still receive PRVs upon approval through September 30, 2026.
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
After an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:

•restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
•fines, warning letters or holds on post-approval clinical trials;
•refusal of the FDA to approve pending BLAs or supplements to approved BLAs, or suspension or revocation of product license approvals;
•product seizure or detention, or refusal to permit the import or export of products; or
•injunctions or the imposition of civil or criminal penalties.
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
The process regarding approval of medicinal products in the EU follows roughly the same lines as in the United States and likewise generally involves satisfactorily completing each of the following:
•preclinical laboratory tests, animal studies and formulation studies all performed in accordance with the applicable EU Good Laboratory Practice regulations;
•submission to the relevant regulatory agencies in EU member states, or national authorities, of a clinical trial application, or CTA, for each clinical trial, which must be approved before human clinical trials may begin;
•performance of adequate and well-controlled clinical trials to establish the safety and efficacy of the product for each proposed indication;
•submission to the relevant national authorities of a Marketing Authorisation Application, or MAA, which includes the data supporting safety and efficacy as well as detailed information on the manufacture and composition of the product in clinical development and proposed labeling;
•satisfactory completion of an inspection by the relevant national authorities of the manufacturing facility or facilities, including those of third parties, at which the product is produced to assess compliance with cGMP;
•potential audits of the non-clinical and clinical trial sites that generated the data in support of the MAA; and
•review and approval by the relevant national authority of the MAA before any commercial marketing, sale or shipment of the product.
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
Regulation (EU) No 536/2014 aims to simplify and streamline the approval of clinical trial in the EU. The main characteristics of the regulation include:
•A streamlined application procedure via a single entry point, known as the Clinical Trials Information System;
•A single set of documents to be prepared and submitted for the application as well as simplified reporting procedures which will spare sponsors from submitting broadly identical information separately to various and different national authorities;
•A harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts;
•Strictly defined deadlines for the assessment of clinical trial application; and
•The involvement of the ethics committees in the assessment procedure in accordance with the national law of the member state concerned but within the overall timelines defined by the Regulation (EU) No 536/2014.
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
Period of Authorization and Renewals
A marketing authorization will be valid for five years in principle, and the marketing authorization may be renewed after five years on the basis of a re-evaluation of the risk-benefit balance by the EMA or by a national authority. To this end, the marketing authorization holder must provide the EMA or the competent authority with a consolidated version of the file in respect of quality, safety and efficacy, including all variations introduced since the marketing authorization was granted, at least nine months before the marketing authorization ceases to be valid. Once renewed, the marketing authorization will be valid for an unlimited period, unless the European Commission or the national authority decides on justified grounds relating to pharmacovigilance, to proceed with one additional five-year renewal. Any authorization that is not followed by the actual placing of the drug on the EU market (in case of centralized procedure) or on the market of the authorizing member state within three years after authorization will cease to be valid, the so-called “sunset clause."
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
Other U.S. Healthcare Laws and Compliance Requirements
For products distributed in the United States, we will also be subject to additional healthcare regulation and enforcement by the federal government and the states in which we conduct our business. Applicable federal and state healthcare laws and regulations include the following:
•The federal healthcare anti-kickback statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving, or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order, or recommendation of, any good or service, for which payment may be made under federal healthcare programs such as Medicare, Medicaid, or other governmental programs. A person or entity does not need to have actual knowledge of the federal anti-kickback statute or specific intent to violate it to have committed a violation; in addition, items or services resulting from a violation of the federal anti-kickback statute may constitute a false or fraudulent claim for purposes of the False Claims Act;
•The Ethics in Patient Referrals Act, commonly referred to as the Stark Law, and its corresponding regulations, prohibit physicians from referring patients for designated health services (including outpatient drugs) reimbursed under the Medicare or Medicaid programs to entities with which the physicians or their immediate family members have a financial relationship or an ownership interest, subject to narrow regulatory exceptions, and prohibits those entities from submitting claims to Medicare or Medicaid for payment of items or services provided to a referred beneficiary;
•The federal False Claims Act imposes criminal and civil penalties, including civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government claims for payment that are false or fraudulent or making a false statement to avoid, decrease, or conceal an obligation to pay money to the federal government;
•Health Insurance Portability and Accountability Act of 1996, imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program and also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information. This statute also prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items, or services;
•The federal false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for health care benefits, items or services;
•The Physician Payments Sunshine Act, created under the ACA, and its implementing regulations, which requires specified manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to payments or other “transfers of value” made to physicians. All such reported information is publicly available; and
•Analogous state laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, and some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government.

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
Healthcare Reform
In the United States, there have been and continue to be a number of significant legislative initiatives to contain healthcare costs. The Affordable Care Act, or ACA, was enacted in the United States in March 2010 and contains provisions that may reduce the profitability of drug products, including, for example, increased rebates for drugs subject to the Medicaid Drug Rebate Program, extension of Medicaid rebates to Medicaid managed care plans, mandatory discounts for certain Medicare Part D beneficiaries and annual fees based on pharmaceutical companies’ share of sales to federal health care programs.
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
Employees
As of the date of this report, we have 12 employees and full-time consultants, including our executive officers, providing management and financial services, and general administrative responsibilities. We believe that we maintain a satisfactory working relationship with our employees, and we have not experienced any significant labor disputes or any difficulty in recruiting staff for our operations. None of our employees are represented by a labor union.
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
We are an early-stage clinical biopharmaceutical company incorporated on January 2, 2014, and have limited operating history. We have not commenced revenue-producing operations apart from limited grant and service revenue. To date, our operations have consisted of the development of our proprietary microbial library, the identification, characterization, genetic engineering and testing of certain bacterial species to provide therapeutic effect and the development of our initial product candidates. Our limited operating history makes it difficult for potential investors to evaluate our technology or prospective operations. As an early-stage clinical biopharmaceutical company, we are subject to all the risks inherent in the organization, financing, expenditures, complications and delays involved with a new business. Accordingly, you should consider our prospects in light of the costs, uncertainties, delays and difficulties frequently encountered by companies in the early stages of development, especially early-stage clinical-stage biopharmaceutical companies such as ours. Potential investors should carefully consider the risks and uncertainties that a company with a limited operating history will face. In particular, potential investors should consider that we may be unable to:
•successfully implement or execute our business plan, or that our business plan is sound;
•successfully complete preclinical and clinical trials and obtain regulatory approval for the marketing of our product candidates;
•successfully demonstrate a favorable differentiation between our precision dermatological product candidates and the current products on the market;
•successfully contract for the manufacture of our clinical drug products and establish a commercial drug supply;
•secure market exclusivity or adequate intellectual property protection for our product candidates;
•attract and retain an experienced management and advisory team; and
•raise sufficient funds in the capital markets to effectuate our business plan, including product and clinical development, regulatory approval and commercialization for our product candidates.
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
For the fiscal years ended December 31, 2024 and 2023, we incurred a net loss of $9.0 million and $11.3, respectively. As of December 31, 2024, we had an accumulated deficit of $57.6 million. We expect to continue to incur substantial expenses without any meaningful revenues unless and until we are able to obtain regulatory approval and successfully commercialize at least one of our product candidates. We also believe that, at a minimum, it will take us four to six years from the date of this report for us to obtain regulatory approval of our first drug candidates, assuming we are able to get regulatory approval at all. Even if we are able to commercialize our product candidates, there can be no assurance that we will generate significant revenues or ever achieve profitability.
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
The report of our independent registered public accounting firm for the year ended December 31, 2024 states that due to our accumulated deficit, recurring and negative cash flow from operations there is substantial doubt about our ability to continue as a going concern.
We expect we will need additional financing to execute our business plan and fund operations, which additional financing may not be available on reasonable terms or at all.
As of December 31, 2024, we had total assets of $7.4 million and working capital of $3.9 million. In January, 2025, we completed a public offering of 4,857,780 shares of our common stock, at an offering price of $0.30 per share, in which we received net proceeds of approximately $1.3 million, after deducting underwriter discounts and offering expenses, and February 2025 we completed a registered direct offering of 2,495,518 shares of our common stock, at an offering price of $0.2785 per share, in which we received net proceeds of approximately $695 thousand, after deducting placement agent commissions and offering expenses. After giving effect to both offerings, we believe that our cash on hand as of the date of this report will not be sufficient to cover our proposed plan of operations beyond six months from the date of this report. We intend to seek additional funds through various financing sources, including the sale of our equity, licensing fees for our technology and joint ventures with industry partners. In addition, we will consider alternatives to our current business plan that may enable us to achieve revenue producing operations and meaningful commercial success with a smaller amount of capital. However, there can be no guarantees that such funds will be available on commercially reasonable terms, if at all. If such financing is not available on satisfactory terms, we may be unable required to scale back our proposed plan of operations and we may be unable to continue operations, in which case you may lose your entire investment.
The clinical and commercial utility of our microbial library and genetic engineering platform is uncertain and may never be realized.
We have built a proprietary platform that includes a microbial library comprised of approximately 1,500 unique bacterial strains that can be screened for unique therapeutic characteristics. The platform is augmented by artificial intelligence, machine learning and genetic engineering technologies. To date, our focus is on the development of genetically engineered strains of S. epidermidis, which we consider to be an optimal therapeutic candidate species for engineering of dermatologic therapies. However, we believe that the genetic engineering of S. epidermidis is a novel and unproven mode of therapy. We recently initiated our Phase 1b clinical trial for ATR-12 and dosed our first patient in August 2024 and expect to dose the first patient in the Phase 1/2 trial of ATR-04 in the first half of 2025. However, success in early clinical trials does not ensure that large-scale clinical trials will be successful, nor does it predict final results. Even after the completion of our proposed Phase 1b clinical trials, our initial product candidates will have only been tested in a small number of patients. Results from these clinical trials may not necessarily be indicative of the safety and tolerability or efficacy of our product candidates or our as we expand into larger clinical trials. Until such time, if ever, as we are able to provide the FDA with substantial clinical evidence to support a claim of safety, efficacy, purity and potency sufficient to enable the FDA to approve our proprietary product candidates for any indication, our proprietary microbial library and genetic engineering platform will remain unproven.
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
Because our product candidates are in early stages clinical trials or of preclinical development, they will require extensive preclinical and clinical testing. We dosed the first patient in our Phase 1b clinical trial for ATR-12 in August 2024,and we expect to dose the first patient in our Phase 1/2 clinical trial for ATR-04 in the first half of 2025. However, we have not conducted meaningful preclinical studies for any of our other product candidates. Success in preclinical testing and early-stage clinical trials does not ensure that later clinical trials will generate the same results or otherwise provide adequate data to demonstrate the efficacy and safety of a product candidate. Preclinical studies and Phase 1b clinical trials are primarily designed to test safety, to study pharmacokinetics and pharmacodynamics and to understand the side effects of product candidates at various doses and schedules. Phase 1b clinical trials also test how well a certain disease responds to a new treatment. Success in preclinical studies and earlier clinical trials does not ensure that later efficacy trials will be successful, nor does it predict final results. Our product candidates may fail to show the desired safety and efficacy in clinical development despite positive results in preclinical studies or even if they successfully advance through earlier clinical trials.
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
Even if we enter into third-party marketing and distribution arrangements, we may have limited or no control over the sales, marketing and distribution activities of these third parties. Our future revenues may depend heavily on the success of the efforts of these third parties. In terms of establishing a sales and marketing infrastructure, we will have to compete with established and well-funded pharmaceutical and biotechnology companies to recruit, hire, train and retain sales and marketing personnel. Factors that may inhibit our efforts to build an internal sales organization or enter into collaboration arrangements with third parties include:
•our inability to recruit and retain adequate numbers of effective sales and marketing personnel;
•the inability of sales personnel to obtain access to or persuade adequate numbers of physicians to prescribe any of our product candidates;
•the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and
•unforeseen costs and expenses associated with creating an internal sales and marketing organization.

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
We do not own or operate manufacturing facilities for the commercial production of our current product candidates. We currently rely on third-party contract manufacturers for all of our required raw materials, manufacturing devices, and active pharmaceutical ingredients for our preclinical research and clinical trials. Although we are able to manufacture finished product in our Groton, Connecticut facility for our clinical trials, we will rely on third parties for the manufacture of our finished product for commercial sale. We do not have long-term agreements with any of these third parties. We also do not have any current contractual relationship for commercial supplies. We intend to enter into agreements with third-party contract manufacturers and one or more backup manufacturers for future production. We are analyzing the feasibility of building manufacturing capabilities for future development and commercial quantities of any products that we develop. Such products will need to be manufactured in facilities, and by processes, that comply with the requirements of the FDA and the regulatory agencies of other jurisdictions in which we are seeking approval. In the meantime, we will be obligated to rely on contract manufacturers for our preclinical research and clinical trials and commercial production, if and when any of our product candidates are approved for commercialization.
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
Our business model includes the potential out-licensing or joint development of strains from our proprietary microbial library or our product candidates to other biopharmaceutical companies. Any such arrangement would typically begin with preliminary feasibility testing and evaluation by our potential partner or licensee. Assuming the feasibility testing is successful, our ability to convert the successful test into a commercial license or joint development agreement is dependent on a number of risks and factors, many of which are outside our control, including:
•the rate of adoption and incorporation of new technologies, by members of the pharmaceutical industry generally;
•our potential licensee’s internal evaluation of the economic benefits of marketing a dermatological product that may be competitive with other products currently in development or commercial sale by our potential partner or licensee regardless of the perceived benefits or advantages of our technology or product;
•our potential partner’s/licensee’s internal budgetary and product development issues, including their ability to commit the capital and human resources towards the development and commercialization of our technology or product; and
•our potential partner’s/licensee’s willingness to accept our requirements for upfront fees and ongoing royalties.
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
•decreased demand for any of our product candidates or any future products that we may develop;
•injury to our reputation;
•failure to obtain regulatory approval for our product candidates;
•withdrawal of participants in our clinical trials;
•costs associated with our defense of the related litigation;
•a diversion of our management’s time and our resources;
•substantial monetary awards to trial participants or patients;
•product recalls, withdrawals or labeling, marketing or promotional restrictions;
•the inability to commercialize some or all of our product candidates; and
•a decline in the value of our stock.
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
Our success depends on our receipt of the regulatory approvals described above, and the issuance of such regulatory approvals is uncertain and subject to a number of risks, including the following:
•such authorities may disagree with the number, design, size, conduct or implementation of our clinical trials or any of our collaborators’ clinical trials;
•such authorities may disagree with our interpretation of data from preclinical studies or clinical trials or the use of results from studies that served as precursors to our current or future product candidates;

•the results of toxicology studies may not support the filing of an Investigational New Drug Application, or IND, or a BLA for our product candidates;
•the FDA or comparable foreign regulatory authorities or Institutional Review Boards, or IRBs, may disagree with the design or implementation of our clinical trials;
•we may not be able to provide acceptable evidence of our product candidates’ safety and efficacy;
•the results of our clinical trials may not be satisfactory or may not meet the level of statistical or clinical significance required by the FDA, European Medicines Agency, or EMA, or other regulatory agencies for us to receive marketing approval for any of our product candidates;
•the dosing of our product candidates in a particular clinical trial may not be at an optimal level;
•patients in our clinical trials may suffer adverse effects for reasons that may or may not be related to our product candidates;
•the data collected from clinical trials may not be sufficient to support the submission of a BLA or other submission or to obtain regulatory approval in the United States or elsewhere;
•the FDA may require development of a Risk Evaluation and Mitigation Strategy, or REMS, as a condition of approval;
•the FDA or comparable foreign regulatory authorities may fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; and
•the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval of our product candidates.
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
Disruptions at the FDA and other government agencies caused by funding shortages or global health concerns could hinder their ability to hire, retain, or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved, or commercialized in a timely manner or at all, which could negatively impact our business.

The ability of the FDA and other government agencies to review and approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, a government agency’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the government agency’s ability to perform routine functions. Average review times at the FDA and other government agencies have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for new drugs or modifications to approved drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical employees and stop critical activities. With the change in presidential administrations in 2025, there is substantial uncertainty as to how, if at all, the new administration will seek to modify or revise the requirements and policies of the FDA and other regulatory agencies with jurisdiction over our product candidates. The impending uncertainty could present new challenges or potential opportunities as we navigate the clinical development and approval process for our product candidates.

Our clinical trials may fail to demonstrate substantial evidence of the safety and efficacy of our product candidates or any future product candidates, which would prevent or delay or limit the scope of regulatory approval and commercialization.
Our business model depends entirely on the successful development, regulatory approval and commercialization of our product candidates, which may never occur. All of our product candidates are in the early stages of development and as of the date of this report we have not progressed any of our product candidates, other than ATR-12 and ATR-04, beyond performance characterization and animal testing We may not be successful in obtaining approval from the FDA or comparable foreign regulatory authorities to start clinical trials for any of our other product candidates. If we do not obtain such approvals as presently planned, the time in which we expect to commence clinical programs for any product candidate will be extended and such extension will increase our expenses, delay our potential receipt of any revenues and increase our need for additional capital. Moreover, there is no guarantee that we will receive approval to commence human clinical trials or, if we do receive approval, that our clinical trials will be successful or that we will continue clinical development in support of an approval from the FDA or comparable foreign regulatory authorities for any indication. We note that most product candidates never reach the clinical development stage and even those that do commence clinical development have only a small chance of successfully completing clinical development and gaining regulatory approval. Success in early phases of preclinical and clinical trials does not ensure that later clinical trials will be successful, and interim results of a clinical trial do not necessarily predict final results. A failure of one or more of our clinical trials can occur at any stage of testing. We may experience numerous unforeseen events during, or as a result of, the clinical trial process that could delay or prevent our ability to receive regulatory approval or commercialize our product candidates. Therefore, our business currently depends entirely on the successful development, regulatory approval and commercialization of our product candidates, which may never occur.
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
The commencement and completion of clinical studies can be delayed for a number of reasons, including delays related to:
•the FDA or a comparable foreign regulatory authority failing to grant permission to proceed and placing the clinical study on hold;
•subjects for clinical testing failing to enroll or remain enrolled in our trials at the rate we expect;
•a facility manufacturing any of our product candidates being ordered by the FDA or other government or regulatory authorities to temporarily or permanently shut down due to violations of cGMP requirements or other applicable requirements, or cross-contaminations of product candidates in the manufacturing process;
•any changes to our manufacturing process that may be necessary or desired;
•subjects choosing an alternative treatment for the indications for which we are developing our product candidates, or participating in competing clinical studies;
•subjects experiencing severe or unexpected drug-related adverse effects;
•reports from clinical testing on similar technologies and products raising safety and/or efficacy concerns;
•third-party clinical investigators losing their license or permits necessary to perform our clinical trials, not performing our clinical trials on our anticipated schedule or employing methods consistent with the clinical trial protocol, cGMP requirements, or other third parties not performing data collection and analysis in a timely or accurate manner;
•inspections of clinical study sites by the FDA, comparable foreign regulatory authorities, or IRBs finding regulatory violations that require us to undertake corrective action, result in suspension or termination of one or more sites or the imposition of a clinical hold on the entire study, or that prohibit us from using some or all of the data in support of our marketing applications;
•third-party contractors becoming debarred or suspended or otherwise penalized by the FDA or other government or regulatory authorities for violations of regulatory requirements, in which case we may need to find a substitute contractor, and we may not be able to use some or any of the data produced by such contractors in support of our marketing applications;
•one or more IRBs refusing to approve, suspending or terminating the study at an investigational site, precluding enrollment of additional subjects, or withdrawing its approval of the trial; reaching agreement on acceptable terms with prospective contract research organizations, or CROs, and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
•deviations of the clinical sites from trial protocols or dropping out of a trial;

•adding new clinical trial sites;
•the inability of the CRO to execute any clinical trials for any reason; and
•government or regulatory delays or “clinical holds” requiring suspension or termination of a trial.
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
If approved for marketing, the commercial success of our product candidates will depend upon each product’s acceptance by the medical community, including physicians, patients and health care payors. The degree of market acceptance for any of our product candidates will depend on a number of factors, including:
•demonstration of clinical safety and efficacy;
•relative convenience, dosing burden and ease of administration;
•the prevalence and severity of any adverse effects;
•the willingness of physicians to prescribe our product candidates, and the target patient population to try new therapies;
•efficacy of our product candidates compared to competing products;
•the introduction of any new products that may in the future become available targeting indications for which our product candidates may be approved;
•new procedures or therapies that may reduce the incidences of any of the indications in which our product candidates may show utility;
•pricing and cost-effectiveness;
•the inclusion or omission of our product candidates in applicable therapeutic and vaccine guidelines;
•the effectiveness of our own or any future collaborators’ sales and marketing strategies;
•limitations or warnings contained in approved labeling from regulatory authorities;
•our ability to obtain and maintain sufficient third-party coverage or reimbursement from government health care programs, including Medicare and Medicaid, private health insurers and other third-party payors or to receive the necessary pricing approvals from government bodies regulating the pricing and usage of therapeutics; and
•the willingness of patients to pay out-of-pocket in the absence of third-party coverage or reimbursement or government pricing approvals.
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
If we or a regulatory agency discover previously unknown problems with a product candidate, such as adverse events of unanticipated severity or frequency, problems with the facility where the product is manufactured, or we or our manufacturers fail to comply with applicable regulatory requirements, we may be subject to the following administrative or judicial sanctions:
•restrictions on the marketing or manufacturing of the product, withdrawal of the product from the market, or voluntary or mandatory product recalls;
•issuance of warning letters or untitled letters;
•clinical holds;
•injunctions or the imposition of civil or criminal penalties or monetary fines;
•suspension or withdrawal of regulatory approval;
•suspension of any ongoing clinical trials;
•refusal to approve pending applications or supplements to approved applications filed by us, or suspension or revocation of product license approvals;
•suspension or imposition of restrictions on operations, including costly new manufacturing requirements; or
•product seizure or detention or refusal to permit the import or export of product.
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
For the purposes of the rare pediatric disease program, a “rare pediatric disease” is a serious or life‑threatening disease in which the serious or life‑threatening manifestations primarily affect individuals aged from birth to 18 years or a rare disease or conditions within the meaning of the Orphan Drug Act. Under the FDA’s rare pediatric disease priority review voucher, or RPD‑PRV, program, upon the approval of an NDA or BLA for the treatment of a rare pediatric disease, the sponsor of such application would be eligible for an RPD‑PRV that can be used to obtain priority review for a subsequent NDA or BLA. The sponsor of the application may transfer (including by sale) the RPD‑PRV to another sponsor. The voucher may be further transferred any number of times before the voucher is used, as long as the sponsor making the transfer has not yet submitted the application. Congress has extended the RPD‑PRV program until December 20, 2024, with potential for vouchers to be granted until 2026. This program has been subject to criticism, including by the FDA. As such it is possible that even if we have obtained qualification for an RPD‑PRV, the program may no longer be in effect at the time of approval. Also, although priority review vouchers may be sold or transferred to third parties, there is no guaranty that we will be able to realize any value if we obtained, and subsequently were able to sell a priority review voucher. The RPD-PRV program is currently scheduled to sunset as of September 30, 2026.

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
Our ability to successfully market our product candidates will depend in part on the level of reimbursement that government health administration authorities, private health coverage insurers and other organizations provide for the cost of our product candidates and related treatments. Countries in which any of our product candidates are sold through reimbursement schemes under national health insurance programs frequently require that manufacturers and sellers of pharmaceutical products obtain governmental approval of initial prices and any subsequent price increases. In certain countries, including the United States, government-funded and private medical care plans can exert significant indirect pressure on prices. We may not be able to sell our product candidates profitably if adequate prices are not approved or coverage and reimbursement is unavailable or limited in scope. Increasingly, third-party payors attempt to contain health care costs in ways that are likely to impact our development of products including:
•failing to approve or challenging the prices charged for health care products;
•introducing reimportation schemes from lower priced jurisdictions;
•limiting both coverage and the amount of reimbursement for new therapeutic products;
•denying or limiting coverage for products that are approved by the regulatory agencies but are considered to be experimental or investigational by third-party payors; and
•refusing to provide coverage when an approved product is used in a way that has not received regulatory marketing approval.
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
Healthcare providers, physicians and others will play a primary role in the recommendation and prescription of any products for which we obtain marketing approval. Our future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations, primarily in the United States, that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our products for which we obtain marketing approval. Restrictions under applicable healthcare laws and regulations, include the following:
•the federal Anti-Kickback Statute prohibits, among other things, the knowing and willful offer, payment, solicitation or receipt of any form of remuneration in return for, or to induce, (i) the referral of a person, (ii) the furnishing or arranging for the furnishing of items or services reimbursable under the Medicare, Medicaid or other governmental programs, or (iii) the purchase, lease or order or arranging or recommending purchasing, leasing or ordering of any item or service reimbursable under the Medicare, Medicaid or other governmental programs. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act;
•the federal False Claims Act imposes civil penalties, and provides for civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;
•the Health Insurance Portability and Accountability Act, or HIPAA imposes criminal and civil liability for executing a scheme to defraud any health care benefit program or making false statements relating to health care matters. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
•the federal false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for health care benefits, items or services;
•the Physician Payments Sunshine Act, created under the ACA, and its implementing regulations, which requires specified manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to CMS information related to payments or other “transfers of value” made to physicians. All such reported information is publicly available;
•analogous state and non-U.S. laws and regulations, such as certain state anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers; state laws that require pharmaceutical companies to comply with the industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts; and
•regulation by CMS and enforcement by the HHS Office of Inspector General or the U.S. Department of Justice.
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
•result in costly litigation;
•divert the time and attention of our technical personnel and management;
•prevent us from commercializing a product until the asserted patent expires or is held finally invalid or not infringed in a court of law;
•require us to cease or modify our use of the technology and/or develop non-infringing technology; or
•require us to enter into royalty or licensing agreements.
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
The market price of our common stock is subject to wide fluctuations in response to various factors, some of which are beyond our control. Since shares of our common stock were sold in our initial public offering, or IPO, in June 2023 at a price of $150.00 per share, the reported high and low sales prices of our common stock have ranged from $5.18 to $0.20 through February 24, 2025. The market price of our shares on the NYSE American may fluctuate as a result of a number of factors, some of which are beyond our control, including, but not limited to:
•actual or anticipated variations in our and our competitors’ results of operations and financial condition;
•changes in earnings estimates or recommendations by securities analysts, if our shares are covered by analysts;
•market acceptance of our product candidates;
•development of technological innovations or new competitive products by others;
•announcements of technological innovations or new products by us;
•publication of the results of preclinical or clinical trials for our product candidates;
•failure by us to achieve a publicly announced milestone;
•delays between our expenditures to develop and market new or enhanced products and the generation of sales from those products;
•developments concerning intellectual property rights, including our involvement in litigation brought by or against us;
•regulatory developments and the decisions of regulatory authorities as to the approval or rejection of new or modified products;
•changes in the amounts that we spend to develop, acquire or license new products, technologies or businesses;
•changes in our expenditures to promote our product candidates;
•our sale or proposed sale, or the sale by our significant stockholders, of our shares or other securities in the future;
•changes in key personnel;
•success or failure of our research and development projects or those of our competitors;
•the trading volume of our shares; and
•general economic and market conditions and other factors, including factors unrelated to our operating performance.
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
As of the date of this report, we have 12,483,836 shares of common stock issued and outstanding, all of which are eligible for sale by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act, subject to certain limitations under Rule 144. Any substantial sale of our common stock pursuant to Rule 144 or pursuant to any resale report may have a material adverse effect on the market price of our common stock.
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
We are an “emerging growth company,” as defined in the JOBS Act and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to:
•not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act;
•reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements;
•exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments; and
•extended transition periods available for complying with new or revised accounting standards.
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
Provisions of our amended and restated certificate of incorporation and amended and restated bylaws and applicable provisions of Delaware law may delay or discourage transactions involving an actual or potential change in control or change in our management, including transactions in which stockholders might otherwise receive a premium for their shares, or transactions that our stockholders might otherwise deem to be in their best interests. The provisions in our amended and restated certificate of incorporation and amended and restated bylaws:
•limit who may call stockholder meetings;
•restrict our stockholders from bringing matters before our annual meeting of stockholders or from making nominations for directors at our annual meeting of stockholders if the proper procedures are not followed;
•do not provide for stockholder action by written consent;
•do not provide for cumulative voting rights; and
•provide that all board vacancies may be filled by the affirmative vote of a majority of directors then in office, even if less than a quorum.
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
Item 2. Properties
Our executive offices are located in approximately 12,030 square feet of leased office and laboratory space at 21 Business Park Drive, Branford, Connecticut 06405. The lease expires in 2027, subject to our option to extend the lease for two additional five-year terms. We currently pay $14,385 per month under the lease, which will increase to $14,745 in 2025, plus our pro rata share of certain operating expenses of the property.
We also lease approximately 1,093 square feet of additional laboratory space, which is located at 93 Shennecossett Road, Groton, Connecticut 06340. The lease expires in April 2025, subject to our option to extend the lease for an additional one-year term. We pay $7,235 per month under the lease plus our pro rata share of certain operating expenses of the property.
We also lease approximately 1,868 square feet of office and laboratory space, which is located at 500 Cartier Boulevard, Laval, Quebec, Canada. We pay $6,882 per month under the lease. The lease expires in April 2026, subject to our option to extend the lease for an additional one-year term.
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
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities
Market Information
Our common stock has trades on the NYSE American Stock Exchange under the symbol “AZTR.”

Holders of Record
As of February 24, 2025, there were 34 holders of record of our common stock.
Dividend Policy
We have never declared or paid cash dividends on our common stock. We presently intend to retain earnings to finance the operation and expansion of our business.
Equity Compensation Plan Information
We have adopted the Azitra, Inc. 2016 Stock Incentive Plan, or 2016 Plan, providing for the grant of non-qualified stock options and incentive stock options to purchase shares of our common stock and for the grant of restricted and unrestricted share grants and restricted stock units. We currently have reserved 7,457 shares of our common stock under the 2016 Plan. The purpose of the 2016 Plan is to provide eligible participants with an opportunity to acquire an ownership interest in our company. All officers, directors, employees and consultants to our company are eligible to participate under the 2016 Plan. The 2016 Plan provides that options may not be granted at an exercise price less than the fair market value of our shares of common stock on the date of grant.
In March 2023, our Board and stockholders approved and adopted the Azitra, Inc. 2023 Stock Incentive Plan, or 2023 Plan, providing for the grant of non-qualified stock options and incentive stock options to purchase shares of our common stock and for the grant of restricted and unrestricted share grants and restricted stock units. We currently have reserved 1,209,735 shares of our common stock under the 2023 Plan. On October 3, 2024, the Company’s Board of Directors approved amendments to the 2023 Plan that, subject to stockholder approval, would (i) increase the number of shares of Common Stock that may be issued under the 2023 Plan by 1,144,401 shares and (ii) adopt an evergreen provision to the 2023 Plan providing for an automatic 5% annual increase in the shares of Common Stock available for issuance under the 2023 Plan over the next 10 years commencing on January 1, 2026. Both amendments were approved by the Company’s stockholders at the Company’s annual stockholder meeting held on November 20, 2024. The purpose of the 2023 Plan is to provide eligible participants with an opportunity to acquire an ownership interest in our company. All officers, directors, employees and consultants to our company are eligible to participate under the 2023 Plan. The 2023 Plan provides that options may not be granted at an exercise price less than the fair market value of our shares of common stock on the date of grant.
The following table sets forth certain information as of December 31, 2024 about our 2016 Plan and 2023 Plan under which our equity securities are authorized for issuance.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options	(b) Weighted- Average Exercise Price of Outstanding Options	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected In Column (a))
Equity compensation plans approved by security holders	41,608	$41.60	1,209,735
Equity compensation plans not approved by security holders	—	—	—
Total	41,608	$41.60	1,209,735

Unregistered Sales of Equity Securities
Unregistered Sale of Equity Securities
None.
Item 6. Reserved
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations Cautionary Statement

The following discussion and analysis should be read in conjunction with our statements and the related notes thereto contained elsewhere in this report. The information contained in this annual report on Form 10-K is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this report and in our other filings with the Securities and Exchange Commission, or SEC, including the "Risk Factors" section in this report.
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
To date, we have capitalized our operations primarily through a series of private placements of our convertible preferred stock and convertible promissory notes and our initial public offering, IPO, of common stock which closed on June 21, 2023 and subsequent offerings. In connection with our IPO, we issued 1.5 million shares of our common stock at a public offering price of $5 per share. Concurrent with the close of our IPO, all of our outstanding shares of convertible preferred stock and convertible promissory notes converted into a total of 8,951,526 shares of our common stock. In July 2024, we completed a follow-on public offering in which we issued

6,665,000 shares of our common stock at a price of $1.50 per share and Class A Warrants exercisable for an aggregate 13,330,000 shares of common stock. The net proceeds received by us from the follow-on public offering were $9.1 million, after deducting underwriting discounts, commissions and other offering expenses. The Class A Warrants had an initial exercise price of $1.50 that was adjusted to $0.7043 in accordance with a reset price provision determined 30 days following the issuance date. In January 2025, we completed a public offering of 4,857,780 shares of our common stock, at an offering price of $0.30 per share, in which we received net proceeds of approximately $1.3 million, after deducting underwriter discounts and offering expenses, and in February 2025 we completed a registered direct offering of 2,495,5818 shares of our common stock, at an offering price of $0.2785 per share, in which we received net proceeds of approximately $695 thousand, after deducting placement agent commissions and offering expenses.

As of February 24, 2025, we had 14,979,354 shares of our common stock issued and outstanding. Except as otherwise indicated, all share and share price amounts in this report gives effect to a forward stock split effected on May 17, 2023 at a ratio of 7.1-for-1, and the reverse stock split effected on July 1, 2024 at a ratio of 1-for-30.

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
We are a pioneer in genetically engineered bacteria for therapeutic use in dermatology. Our goal is to leverage our platforms and internal microbial library bacterial strains to create new therapeutics that are either engineered living organisms or engineered proteins or peptides to treat skin diseases. Our initial focus is on the development of our current product candidates, including:
•ATR-12, a genetically modified strain of S. epidermidis for treating the orphan disease, Netherton syndrome, a chronic and sometimes fatal disease of the skin estimated to affect approximately one to nine in every 100,000, but its prevalence may be underestimated due to misdiagnosis caused by similarities to other skin diseases. We received Pediatric Rare Disease Designation for ATR-12 by the United States Food and Drug Administration, or FDA, in 2019. In December 2022, we submitted an investigational new drug application, or IND, for a Phase 1b clinical trial of ATR-12 in adult Netherton syndrome patients, and on January 27, 2023 we received notification from the FDA that the “study may proceed” with respect to the proposed Phase 1b clinical trial. After submitting post-IND manufacturing reports, we have commenced operating activities for our Phase 1b clinical trial in December 2023, and we have dosed our first patient in August 2024. We expect to report initial safety results in the first half of 2025.
•ATR-04, a genetically modified strain of S. epidermidis for treating the papulopustular rash experienced by cancer patients undergoing epidermal growth factor receptor inhibitor, or EGFRi, targeted therapy. In August 2024, we obtained IND clearance from the FDA to commence a Phase 1/2 clinical trial in certain cancer patients undergoing EGFRi targeted therapy. In September 2024, we obtained Fast Track designation by the FDA in this indication. We expect to dose the first patient in the Phase 1/2 clinical trial in the first half of 2025.

•ATR-01, a genetically modified strain of S. epidermidis that expresses an engineered recombinant human filaggrin protein for treating ichthyosis vulgaris, a chronic, xerotic (abnormally dry), scaly skin disease with an estimated incidence and prevalence of 1 in 250, which suggests a total patient population of 1.3 million in the United States. We are planning to perform lead optimization and IND-enabling studies in 2025 to support an IND filing.

•Two separate strains of bacterial microbes are being investigated and developed by us and Bayer Consumer Care AG, the consumer products division of Bayer AG, or Bayer, the international life science company. We entered into a Joint Development Agreement, or JDA, with Bayer in December 2019. Under the terms of the JDA, we are responsible for testing our library of bacterial strains and their natural products for key preclinical properties. After screening through hundreds of strains, we and Bayer have selected two particular strains to move forward into further development. Bayer holds the exclusive option to license the patent rights to these strains.
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
•Advance our lead product candidates, ATR-12 and ATR-04, through clinical trials. In 2022, we obtained pre-IND correspondence with the FDA for purposes of discussing our proposed regulatory pathway for ATR-12 and obtaining guidance from the FDA on the preclinical plan leading to the filing and acceptance of an IND for ATR-12. In December 2022, we filed an IND for a first-in-human trial of ATR-12 in Netherton syndrome patients. On January 27, 2023, we received notification from the FDA that the “study may proceed” with respect to the proposed Phase 1b clinical trial, and in August 2024 we initiated dosing the first patient in its Phase 1b clinical trial evaluating ATR-12. In August 2024, we received IND clearance from the FDA for a first-in-human Phase 1b/2a clinical trial in patients with EGFRi-associated rash, and in September 2024, the FDA granted Fast Track designation for ATR-04. We commenced a Phase 1b trial of our ATR-04 in certain cancer patients undergoing EGFRi therapy in the fourth quarter of 2024. We expect to dose the first patient in the Phase 1/2 clinical trial with ATR-04 in the first half of 2025. We expect to report initial safety results of the first patients dosed in our Phase 1b clinical trial for our ATR-12 in Netherton syndrome patients in early 2025 with full results anticipated in the second half of 2025.
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
Year Ended December 31, 2024 Compared to Year Ended December 31, 2023
The following table summarizes our results of operations with respect to the items set forth below for the years ended December 31, 2024 and 2023 together with the percentage change for those items.

	Year Ended December 31,
	2024	2023	$ Change	% Change
Service revenue - related party	$7,500	$686,000	$(678,500)	(99)%
Total revenue	7,500	686,000	(678,500)	(99)%

Operating expenses:
General and administrative	6,269,262	4,493,332	1,775,930	40%
Research and development	4,723,378	3,643,214	1,080,164	30%
Total operating expenses	10,992,640	8,136,546	2,856,094	35%

Loss from operations	(10,985,140)	(7,450,546)	(3,534,594)	47%

Non operating income (expense)
Interest income	122,553	1,577	120,976	7671%
Interest expense	(12,160)	(167,726)	155,566	(93)%
Change in fair value of convertible note	—	(3,630,100)	3,630,100	(100)%
Change in fair value of warrants	4,034,072	34,930	3,999,142	(100)%
Loss on issuance of common stock	(2,132,800)	—	(2,132,800)	(100)%
Other income (expense)	15,014	(54,608)	69,622	(127)%
Total other income (expense)	2,026,679	(3,815,927)	5,842,606	(153)%

Loss before income taxes	(8,958,461)	(11,266,473)	2,308,012	(20)%

Income tax expense	(9,031)	(17,308)	8,277	(48)%

Net loss	(8,967,492)	(11,283,781)	2,316,289	(21)%
Dividends on preferred stock	—	(1,355,347)	1,355,347	(100)%
Net loss attributable to common shareholders	$(8,967,492)	$(12,639,128)	$3,671,636	(29)%

Service Revenue - Related Party
We generated $7,500 of service revenue under the Bayer JDA during the year ended December 31, 2024 compared to service revenue of $686,000 under the JDA for the year ended December 31, 2023. The decrease of $(678,500) in service revenue is attributable to a decrease in the amount of reimbursable development costs in 2024, and the Company does not expect any significant future revenue under the Bayer JDA.
General and Administrative
General and administrative costs during the year ended December 31, 2024 increased by $1.8 million, or 40%, to $6.3 million from the prior year. The increase was primarily related to the costs incurred following, and a result of, our emergence as a public company in June 2023, including $1.2 million of salaries and benefits primarily attributable to hiring our CFO and COO, an increase of $111,000 primarily related to the achievement of a milestone for our CEO's performance based options, an increase of $172,000 in public relations, an increase of $162,000 of insurance costs and a net increase of $111,000 in other overhead expenses.

Research and Development
Research and development expenses include salaries and benefits of all research personnel, payments to contract research organizations, payments to research consultants, and the purchase of lab supplies. These expenses are offset by income earned from government grant payments.
During the year ended December 31, 2024, research and development expenses increased by $1.1 million, or 30%, to $4.7 million from the prior year period. The increase was primarily related to an increase of $450,000 in payroll related costs, $500,000 in research and development related costs attributable to our efforts in moving our EGFR program forward, an increase of $37,000 in moving our Netherton program forward, and a net increase of $113,000 of other costs. There was no government and nonprofit grant revenue received by us during fiscal year 2024 or 2023, and do not expect any future grant revenue at this time.
We expect our research and development expenses to significantly increase in the future due primarily to our planned clinical trial activity and continued development of product candidates.
Non-operating income (expense)
Our non-operating income (expense) consists of refundable research and development credits, change in the valuation of warrants carried at fair market value, loss on the issuance of stock, loss on disposal of equipment, loss on foreign currency translation, change in fair value of the convertible note, interest income, and interest expense. During the year ended December 31, 2024, non-operating income (expense) increased by $5.8 million, or (153)%, compared to the comparable period in fiscal 2023. The increase was primarily attributable to a $3.6 million decrease in fair value of the convertible note and an increase of $4.0 million attributable to the decrease in valuation of the warrants. This was offset by a one-time $2.1 million loss attributable to the issuance of stock, and a a net increase of $0.3 million attributable to other income (expense).
Financial Condition
As of December 31, 2024, we had total assets of approximately $7.4 million and working capital of approximately $3.9 million. As of December 31, 2024, our liquidity included approximately $4.6 million of cash and cash equivalents. In January 2025, we completed a public offering of shares of our common stock for the net proceeds of approximately $1.3 million, and in February 2025 we completed a registered direct offering of shares of our common stock for the net proceeds of approximately $695 thousand. After giving effect to both offerings, we believe that our cash on-hand as of the date of this report will be not sufficient to cover our proposed plan of operations beyond six months from the date of this report. We intend to seek additional funds through various financing sources, including the sale of our equity and debt securities, licensing fees for our technology and joint ventures with industry partners. In addition, we will consider alternatives to our current business plan that may enable us to achieve revenue producing operations and meaningful commercial success with a smaller amount of capital. However, there can be no guarantees that such funds will be available on commercially reasonable terms, if at all. If such financing is not available on satisfactory terms, we may be required to scale back our proposed plan of operations and we may be unable to continue operations.

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
Cash Flows
The following table shows a summary of our cash flows for the periods indicated:

	December 31,
	2024	2023
Net cash used in operating activities	$(10,183,740)	$(7,362,375)
Net cash used in investing activities	$(379,246)	$(318,259)
Net cash provided by financing activities	$13,321,716	$5,983,967
Net decrease in cash	$2,758,730	$(1,696,667)
Operating Activities
During the year ended December 31, 2024, operating activities used $10.2 million of cash primarily driven by our net loss of $9.0 million and by non-cash items of $1.2 million. During fiscal 2023, operating activities used $7.4 million of cash primarily driven by our net loss of $11.3 million offset by non-cash items of $3.9 million.
Investing Activities
During the year ended December 31, 2024, investing activities used $0.4 million of cash primarily driven by $0.4 million of deferred patent costs and patent and trademark costs. During fiscal 2023, investing activities used $0.3 million of cash primarily driven by $0.3 million of deferred patent costs and patent and trademark costs.
Financing Activities
During the year ended December 31, 2024, financing activities provided $13.3 million in cash primarily driven by proceeds from our follow-on public offerings. During fiscal 2023, financing activities provided $6.0 million in cash primarily driven by the proceeds from our initial public offering.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk Disclosures
Not applicable.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Azitra, Inc.
Branford, CT

Opinion on the Financial Statements
We have audited the accompanying balance sheets of Azitra, Inc. (the “Company”) as of December 31, 2024 and 2023, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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
Jericho, New York
February 24, 2025

AZITRA, INC.
BALANCE SHEETS

	December 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$4,554,719	$1,795,989
Accounts receivable	233	8,255
Accounts receivable - related party	—	90,000
Tax credits receivable	101,663	118,383
Income tax receivable	—	6,836
Deferred offering costs	4,106	67,859
Prepaid expenses	567,569	448,257
Total current assets	5,228,290	2,535,579

Property and equipment, net	653,957	710,075
Financing lease right-of-use asset	24,522	40,002
Operating lease right-of-use asset	527,393	828,960
Intangible assets, net	246,420	210,881
Deferred patent costs	593,802	742,229
Deferred issuance costs	37,477	—
Other assets	46,941	47,760
Total assets	$7,358,802	$5,115,486

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	490,255	897,272
Income tax payable	11,572	—
Current financing lease liability	16,066	14,600
Current operating lease liability	255,177	307,655
Accrued expenses	602,787	383,668
Total current liabilities	1,375,857	1,603,195

Long-term financing lease liability	10,105	26,169
Long-term operating lease liability	274,161	537,523
Warrant liability	381	35,453
Total liabilities	1,660,504	2,202,340

Commitments and contingencies (Note 13)

The accompanying notes are an integral part of these financial statements.

AZITRA, INC.
BALANCE SHEETS

Stockholders' equity
Preferred stock; $0.0001 par value; 10,000,000 shares authorized at December 31, 2024 and December 31, 2023; 0 shares issued at December 31, 2024 and December 31, 2023	—	—
Common stock; $0.0001 par value, 100,000,000 shares authorized at December 31, 2024 and December 31, 2023, 7,626,056 and 403,246 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	763	40
Additional paid-in capital	63,263,360	51,510,269
Accumulated deficit	(57,565,825)	(48,597,163)
Total stockholders' equity	5,698,298	2,913,146
Total liabilities and stockholders' equity	$7,358,802	$5,115,486

The accompanying notes are an integral part of these financial statements.

AZITRA, INC.
STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2024	2023
Service revenue - related party	$7,500	$686,000
Total revenue	7,500	686,000

Operating expenses:
General and administrative	6,269,262	4,493,332
Research and development	4,723,378	3,643,214
Total operating expenses	10,992,640	8,136,546

Loss from operations	(10,985,140)	(7,450,546)

Other income (expense):
Interest income	122,553	1,577
Interest expense	(12,160)	(167,726)
Change in fair value of convertible note	—	(3,630,100)
Change in fair value of warrants	4,034,072	34,930
Loss on issuance of common stock	(2,132,800)	—
Other income (expense)	15,014	(54,608)
Total other income (expense)	2,026,679	(3,815,927)

Loss before income taxes	(8,958,461)	(11,266,473)

Income tax expense	(9,031)	(17,308)

Net loss	(8,967,492)	(11,283,781)
Dividends on preferred stock	—	(1,355,347)
Net loss attributable to common shareholders	$(8,967,492)	$(12,639,128)

Net loss per share, basic and diluted	$(2.37)	$(54.98)

Weighted average common stock outstanding, basic and diluted	3,784,482	229,866

The accompanying notes are an integral part of these financial statements.

AZITRA, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

	Series A Convertible Preferred Stock		Series A-1 Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional Paid-in-Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance - December 31, 2022	205,385	$3,272,944	380,657	$14,100,533	391,303	$16,321,065	34,791	$3	$1,054,239	$(37,314,552)	$(36,260,310)
Issuance of Series B Convertible Preferred Stock	—	—	—	—	23,432	1,124,759	—	—	—	—	—
Conversion of convertible notes payable	—	—	—	—	—	—	61,534	6	9,495,066	—	9,495,072
Conversion of preferred stock	(205,385)	(3,272,944)	(380,657)	(14,100,533)	(414,735)	(17,445,824)	256,921	26	34,819,275	—	34,819,301
Initial public offering, net of issuance costs of $1,508,641	—	—	—	—	—	—	50,000	5	5,991,354	—	5,991,359
Stock-based compensation	—	—	—	—	—	—	—	—	151,505		151,505
Net loss	—	—	—	—	—	—	—	—	—	(11,283,781)	(11,283,781)
Balance - December 31, 2023	—	$—	—	$—	—	$—	403,246	$40	$51,511,439	$(48,598,333)	$2,913,146
Exercise of stock options	—	—	—	—	—	—	1,333	—	19,100	—	19,100
Follow-on public offering, net of issuance costs of $709,426	—	—	—	—	—	—	555,567	56	4,290,618	—	4,290,674
Follow-on public offering issuance costs adjustment	—	—	—	—	—	—	—	—	(227)	—	(227)
Follow-on public offering, net of issuance costs of $933,960	—	—	—	—	—	—	6,665,000	667	9,062,873	—	9,063,540
Reclass of warrant liability	—	—	—	—	—	—		—	(1,866,200)	—	(1,866,200)
Exercise of Warrants	—	—	—	—	—	—	1,000	—	704	—	704
Partial Share Cancellation Reverse Stock Split	—	—	—	—	—	—	(90)	—	—	—	—
Stock based compensation expense	—	—	—	—	—	—	—	—	245,053	—	245,053
Net loss	—	—	—	—	—	—	—	—	—	(8,967,492)	(8,967,492)
Balance - December 31, 2024	—	$—	—	$—	—	$—	7,626,056	$763	$63,263,360	$(57,565,825)	$5,698,298

The accompanying notes are an integral part of these financial statements.

AZITRA, INC.
STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(8,967,492)	$(11,283,781)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	131,188	129,653
Amortization of right-of-use assets	317,047	295,896
Change in foreign currency rates on remeasurement of Canadian fixed assets	(14,198)	—
Accrued interest on convertible notes	—	166,019
Stock based compensation	245,053	151,505
Change in fair value of warrant liability	(4,034,072)	(34,830)
Loss on issuance of common stock	2,132,800	—
Change in fair value of convertible notes	—	3,630,100
Forgiveness of accounts payable	—	(56,285)
Loss on disposal of property and equipment	4,859	41,417
Impairment of intangible assets and deferred patent costs	442,793	351,360

Changes in operating assets and liabilities:
Accounts receivable	98,022	84,565
Prepaid expenses	(119,312)	(288,124)
Other assets	819	(253)
Tax credits receivable	16,720	(48,717)
Income tax receivable	18,408	6,886
Accounts payable and accrued expenses	(140,535)	(68,684)
Operating lease liability	(315,840)	(283,102)
Contract liabilities	—	(156,000)
Net cash used in operating activities	(10,183,740)	(7,362,375)

Cash flows from investing activities:
Purchases of property and equipment	(8,569)	(26,544)
Deferred patent costs	(370,677)	(214,152)
Capitalization of licenses	—	(77,563)
Net cash used in investing activities	(379,246)	(318,259)

Cash flows from financing activities
Payment of deferred issuance costs	(37,477)	—
Principal payments on finance leases	(14,598)	(7,392)
Proceeds from public offerings, net	13,354,691	5,991,359
Proceeds from exercise of stock options	19,100	—

The accompanying notes are an integral part of these financial statements.

AZITRA, INC.
STATEMENTS OF CASH FLOWS

Net cash provided by financing activities	13,321,716	5,983,967

Net change in cash and cash equivalents	2,758,730	(1,696,667)

Cash and cash equivalents at beginning of period	1,795,989	3,492,656
Cash and cash equivalents at end of period	$4,554,719	$1,795,989

Supplemental disclosure of non-cash investing and financing information:

Obtaining a right-of-use asset in exchange for financing lease liability	$—	$46,452
Conversion of note to common stock	$—	$9,495,066
Conversion of note to Series B Convertible Preferred Stock	$—	$1,124,759
Purchases of fixed assets in accounts payable	$45,999	$—
Conversion of Series A, A-1, B Convertible Preferred Stock to Common Stock	$—	$34,819,301

The accompanying notes are an integral part of these financial statements.

AZITRA, INC.
NOTES TO FINANCIAL STATEMENTS

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
Immediately prior to the effectiveness of the Company’s registration statement, the Company effected a 7.1-for-1 forward stock split (the "Forward Stock Split") of its issued and outstanding shares of common stock (the Forward Stock Split). On May 17, 2023, the Company changed the par value of its capital stock from $0.01 to $0.0001. Accordingly, all share and per share amounts for all periods presented in the accompanying audited financial statements and notes thereto have been adjusted retroactively, unless otherwise noted, to reflect the effect of the Forward Stock Split. Refer to Note 7 for additional details relating to the Forward Stock Split.
In February 2024, the Company completed a follow-on public offering in which it issued and sold 555,567 shares of its common stock at a price to the public of $9.00 per share. The net proceeds received by the Company from the follow-on public offering were $4.3 million, after deducting underwriting discounts, commissions and other offering expenses.
On July 1, 2024, the Company effected a 30-for-1 reverse stock split of its issued and outstanding shares of common stock (the "Reverse Stock Split") and began trading on a split-adjusted basis the same day. There was no change in par value. Accordingly, all share and per share amounts for all periods presented in the accompanying audited financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect the effect of the Reverse Stock Split. Refer to Note 7 for additional details relating to the Reverse Stock Split.
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
Going Concern Matters
The financial statements have been prepared on the going concern basis, which assumes that the Company will continue in operation for the foreseeable future, and which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, management has identified the following conditions and events that created an uncertainty about the ability of the Company to continue as a going concern. As of and for the for the year ended December 31, 2024, the Company has an accumulated

AZITRA, INC.
NOTES TO FINANCIAL STATEMENTS
deficit of $57.6 million, a loss from operations of $11.0 million, used $10.2 million to fund operations and had $3.9 million of working capital. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern.
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
Reclassification and Revision of Prior Period Financial Statements
Certain prior period amounts and disclosures have been reclassified to conform to the current period's financial presentation.
During the year ended December 31, 2024, the Company identified an immaterial error in the statements of operations for the periods ended December 31, 2024 and 2023 relating to a misclassification between Other income (expense) and Research and development expenses resulting from the forgiveness of accounts payable in the amount of $56,285. The Company determined the error was not material to any previously issued financial statements; however, the Company decided to revise the prior periods impacted. The prior period revisions had no impact on our previously reported net loss; however, the revision decreased our Research and development expenses and Total operating expenses, and increased our Other income (expense).
Use of Estimates
The preparation of the financial statement in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheet. While management believes the estimates and assumptions used in the preparation of the financial statement are appropriate, actual results could differ from those estimates.
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
Accounts Receivable
The Company carries its accounts receivable at cost less an allowance for credit losses. The Company had accounts receivable of $175,000 at December 31, 2022. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for credit losses based on a history of past write-offs, collections and current conditions. There was no allowance for credit losses at December 31, 2024 and 2023. Accounts receivable are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are recorded when received.

AZITRA, INC.
NOTES TO FINANCIAL STATEMENTS
Deferred Offering Costs
The Company capitalized deferred offering costs, which primarily consisted of direct, incremental legal, professional, accounting, and other third-party fees relating to the Company’s initial public offering and follow-on offerings. In June 2023 the Company consummated its IPO. In February and July 2024, the Company consummated its follow-on offerings. The Company recorded these amounts against the gross proceeds of these offerings within the statements of stockholders’ equity during the periods ended December 31, 2024 and 2023.
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
The Company has 3 operating leases for buildings with a ROU asset and lease liability totaling $1,418,502. The basis, terms and conditions of the leases are determined by the individual agreements. The Company’s option to extend certain leases ranges from 36 – 52 months. All options to extend have been included in the calculation of the ROU asset and lease liability. The leases do not contain residual value guarantees, restrictions, or covenants that could incur additional financial obligations to the Company. There are no subleases, sale-leaseback, or related party transactions.
At December 31, 2024, the Company had operating right-of-use assets with a net value of $527,393 and current and long-term operating lease liabilities of $255,177 and $274,161, respectively.
In 2023, the Company entered into a lease for the use of certain equipment that is classified as a finance lease. The finance lease has a term of 36 months. At December 31, 2024, the Company had financing right-of-use assets with a net value of $24,522 and current and long-term operating lease liabilities of $16,066 and $10,105, respectively.
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
Deferred Patent Costs
Deferred patent costs represent legal and filing expenses incurred related to the submission of patent applications for patents pending approval. These deferred costs will be reclassed to intangible assets and begin to be amortized over their estimated useful lives upon the formal approval of the patent. If the patent is not issued, the costs associated with the patent will be expensed in the year the patent was rejected. Deferred patent costs are reviewed for impairment at each reporting period. The costs associated with any impairment are expensed in the period the deferred patent costs are determined to be impaired. The Company recorded impairment expenses of $442,793 and $351,360 during the years ended December 31, 2024 and 2023, respectively.
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
NOTES TO FINANCIAL STATEMENTS

Accrued Expenses
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
Convertible debt
When the Company issues debt with a conversion feature, it first assesses whether the debt should be accounted for in accordance with ASC 480. If the debt does not meet the criteria of an ASC 480 liability, the note’s conversion features require bifurcation in accordance with ASC 815. If the Company determines the embedded conversion feature requires bifurcation in accordance with ASC 815, the Company also considers if it can elect the fair value option. If the fair value option is elected, the Company records the note at its initial fair value with any subsequent changes in fair value recorded in earnings. As noted in Note 6, the Company has elected the fair value option for the 2022 Convertible Notes and will record the notes at their initial fair values with any subsequent changes in fair value recorded in earnings. The Convertible Notes were converted into the Company’s common stock on the Closing Date of the Company’s IPO.
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

AZITRA, INC.
NOTES TO FINANCIAL STATEMENTS
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
Research and Development
The Company accounts for research and development costs in accordance with Accounting Standards Codification (ASC) subtopic 730-10, Research and Development. Accordingly, research and development costs are expensed as incurred. Research and development costs consist of costs related to labor, materials and supplies. Research and development costs incurred were $4,723,378 and $3,643,214 during the years ended December 31, 2024 and 2023, respectively.
At December 31, 2024 and 2023, the Company had state tax credit receivables of $65,676 and $86,778, respectively, for pending refunds related to the selling of research and development tax credits back to the State of Connecticut. At December 31, 2024 and 2023, the Company had $27,666 and $20,040, respectively, for pending refunds related to Canadian Scientific Research and Experimental Development (SRED) credits. At December 31, 2024 and 2023, the Company had recorded $8,321 and $11,565, respectively, related to refunds of Canadian Goods and Services Tax (GST) and Quebec Sales Tax (QST). Receipts of refunds are recorded in research and development on the statements of operations.
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
NOTES TO FINANCIAL STATEMENTS
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
Management has evaluated the effect of ASC guidance related to uncertain income tax positions and concluded that the Company has no significant financial statement exposure to uncertain income tax positions at December 31, 2024 and 2023. The Company’s income tax returns have not been examined by tax authorities through December 31, 2023.
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
Fair Value Measurements
The Company carries certain liabilities at fair value on a recurring basis. A fair value hierarchy that consists of three levels is used to prioritize the inputs to fair value valuation techniques:
•Level 1 – Inputs are based upon observable or quoted prices for identical instruments traded in active markets.
•Level 2 – Inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
•Level 3 – Inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models, and similar techniques.
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

AZITRA, INC.
NOTES TO FINANCIAL STATEMENTS
Recent Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, “Income Statement: Reporting Comprehensive Income— Expense Disaggregation Disclosures,” which requires more detailed information about specified categories of expenses (purchases of inventory, employee compensation, depreciation, amortization, and depletion) included in certain expense captions presented on the face of the income statement, as well as disclosures about selling expenses. This ASU is effective for fiscal years beginning after December 15, 2026 and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of this ASU or (2) retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements disclosures.

Management does not believe that any other recently issued, but not yet effective, accounting standards could have a material effect on the accompanying financial statements. As new accounting pronouncements are issued, the Company will adopt those that are applicable under the circumstances.

3. Property and Equipment
Property and equipment consisted of the following at:

	December 31, 2024	December 31, 2023
Laboratory equipment	$1,070,032	$1,013,134
Computers and office equipment	30,825	30,825
Furniture and fixtures	24,316	24,316
Leasehold improvements	28,855	28,855
Building equipment	14,932	14,932
Total property and equipment	1,168,960	1,112,062
Less accumulated depreciation & amortization	(515,003)	(401,987)
Total property and equipment, net	$653,957	$710,075
Depreciation and amortization expense was $120,026 and $122,010 for the years ended December 31, 2024 and 2023, respectively. Fixed assets are reviewed for impairment each reporting period. The Company recorded losses on disposal of assets of $4,859 and $41,417 for the years ended December 31, 2024 and 2023, respectively.

4. Intangible Assets
Intangible assets consisted of the following at:
December 31, 2024:

	Estimated Useful Life	Gross Amount	Accumulated Amortization	Impairment	Net Amount
Trademarks	Indefinite	$60,244	$—	$—	$60,244
Patents	17 years	213,122	26,946	—	186,176
Intangible assets		$273,366	$26,946	$—	$246,420
December 31, 2023:

AZITRA, INC.
NOTES TO FINANCIAL STATEMENTS

	Estimated Useful Life	Gross Amount	Accumulated Amortization	Impairment	Net Amount
Trademarks	Indefinite	$57,474	$—	$—	$57,474
Patents	17 years	169,190	15,783	—	153,407
Intangible assets		$226,664	$15,783	$—	$210,881
During the years ended December 31, 2024 and 2023, amortization expense related to intangible assets was $11,162 and $7,643, respectively.

AZITRA, INC.
NOTES TO FINANCIAL STATEMENTS
5. Accrued Expenses
Accrued expenses consisted of the following at:

	December 31, 2024	December 31, 2023
Employee payroll and bonuses	$410,781	$207,556
Vacation	32,969	31,074
Research and development projects	75,047	85,767
Professional fees	82,762	35,624
Other	1,228	23,647
Total accrued expenses	$602,787	$383,668

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
Effective June 21, 2023, the 2022 Convertible Notes were converted to 61,534 shares of the Company’s common stock equal to $9,495,066. During the years ended December 31, 2024 and 2023, the Company recorded a loss on the change in the fair value of Convertible Notes of $0 and $(3,630,100), respectively.
Interest expense was $0 and $166,019 during the years ended December 31, 2024 and 2023, respectively.

AZITRA, INC.
NOTES TO FINANCIAL STATEMENTS

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
On February 16, 2024, the Company completed a follow-on offering of an aggregate of 555,567 shares of its common stock at a public offering price of $9.00 per share. The gross proceeds from the offering, before deducting the placement agent's fees and other offering expenses, were approximately $5.0 million.
As consideration for ThinkEquity LLC serving as the placement agent for the offering (the "Placement Agent"), the Company paid the Placement Agent a cash fee of 7.5% of the aggregate gross proceeds of the Offering and reimbursed the Placement Agent for certain expenses and legal fees for a total of $537,559. The Company also issued warrants to designees to the Placement Agent (the "Placement Agent Warrants") exercisable for an aggregate of 22,223 shares of Common Stock (the "Placement Agent Shares") at an exercise price of $11.40 per share (125% of the $9.00 offering price of the Common Share), have an initial exercise date of August 14, 2024 and expire on February 16, 2029. The Placement Agent Warrants were evaluated in accordance with ASC 718 and recorded within stockholders' equity.
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
On July 25, 2024, the Company completed a follow-on offering of an aggregate of 6,665,000 shares of its common stock and Class A warrants to purchase 13,330,000 shares of common stock, at a combined public offering price of $1.50. The Class A warrant had an initial exercise price of $1.50 per share, are exercisable immediately upon issuance, and will expire on the fifth anniversary of the original issuance date. However, if on the date that was 30 calendar days immediately following the date of issuance of the Class A Warrants, or August 24, 2024 (the “Reset Date”), the Reset Price, as defined below, was less than the exercise price at such time, the exercise price would be decreased to the Reset Price. “Reset Price” is defined as 100% of the trailing five-day VWAP immediately preceding the Reset Date, provided, that in no event would the Reset Price be less than $0.32 (subject to adjustment for reverse and forward stock splits, recapitalizations and similar transactions), which represented 20% of the most recent closing price for the Common Stock at the time of execution of the placement agent agreement with respect to the offering. The Reset Price of the Class A Warrants as calculated on the Reset Date was $0.7043. The number of shares of Common Stock issuable upon exercise of the Class A Warrants has not been proportionately adjusted due to the reset of the exercise price.
In consideration for Maxim Group LLC serving as the placement agent of the offering (the “Placement Agent”), the Company paid the Placement Agent a cash fee equal to 7% of the aggregate gross proceeds of the Offering and reimbursed the Placement Agent for certain expenses and legal fees for a total of $809,825. The Company also issued warrants to designees of the Placement Agent (the “Placement Agent Warrants”) exercisable for an aggregate of 266,600 shares of Common Stock (the “Placement Agent Warrant Shares”). The Placement Agent Warrants have substantially the same terms as the Class A Warrants, except that the Placement Agent Warrants have an exercise price equal to $1.875 per share (125% of the $1.50 offering price of the Common Share and accompanying Class A Warrants), have an initial exercise date of January 23, 2025 and expire on July 23, 2029. The Placement Agent Warrants were evaluated in accordance with ASC 718 and recorded within stockholders' equity.
The gross proceeds from the offering, before deducting the placement agent’s fees and other offering expenses, were approximately $10.0 million.

AZITRA, INC.
NOTES TO FINANCIAL STATEMENTS
Common Stock
At December 31, 2024 and 2023, per the Company’s amended and restated Certificate of Incorporation, the Company was authorized to issue 100,000,000 shares of $0.0001 par value common stock.
Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders.
The Company currently has 13,670,222 shares of common stock reserved for future issuance for the potential exercise of stock options and warrants outstanding at December 31, 2024.
Preferred Stock
At December 31, 2024 and 2023, per the Company’s amended and restated Certificate of Incorporation, the Company has authorized 10,000,000 shares of $0.0001 par value preferred stock.
Upon the close of the Company’s IPO in June 2023, all of the then outstanding preferred stock converted to common stock, resulting in the issuance of shares of common stock in exchange for outstanding Series A (48,608 shares), Series A-1 (98,828 shares), and Series B Preferred Stock (109,485 shares), respectively. There was no gain or loss upon conversion.

8. Warrants
The Company issued warrants to purchase 1,596 shares of common stock in 2018 in conjunction with convertible debt financing that have a redemption provision providing the holder the right to have the Company redeem all or any portion of the warrant (or shares it has converted into) at a purchase price equal to the fair market value of the shares as determined by the board of directors or an independent appraiser. As a result of this redemption provision, the warrants have been classified as a liability in the financial statements based on ASC 480. These warrants have an exercise price of $14.40 per share and a term of 10 years. The warrants are marked to market each reporting period. The fair value was $381 and $35,453 at December 31, 2024 and 2023, respectively.
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
Additionally, the Company issued 13,330,000 Class A Warrants to shareholders who participated in the Company's July 2024 follow-on public offering. The Class A Warrants had an initial exercise price of $1.50 per share of Common Stock, however on August 24, 2024 the exercise price was reset to $0.7043. See Note 7. The number of shares of Common Stock issuable upon exercise of the Class A Warrants were not proportionately adjusted in connection with the reset of the exercise price.
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
In connection with the July 2024 follow-on public offering, the Company evaluated the Class A Warrants and determined they met the criteria for liability classification as they met the criteria in ASC 815 - Derivatives and Hedging due to the reset provision. The Class A Warrants had an initial fair value of $12.1 million. The gross proceeds of $10.0 million from the July 2024 follow-on public offering was allocated to the Class A Warrants resulting in a loss on issuance of common stock of approximately $2.1 million recorded in Other income (expenses). Upon the reset of the Class A Warrant exercise price, the Class A Warrants no longer met the criteria for liability classification pursuant to ASC 815; at which time the Company recorded a gain in Other income (expenses) - Change in fair value of Class A warrants of $4.0 million, and reclassified $1.9 million to equity representing the difference between the change in the fair value, and the loss upon issuance of our common stock.
The Class A Warrants were valued utilizing a probability weighted scenario method with a Monte Carlo simulation model and Black-Scholes Model. The significant assumptions in the Monte Carlo simulation model include a stay public assumption of 90%, and a fundamental transaction assumption of 10%. The significant assumptions utilized in estimating the fair value of the Class A Warrants at issuance include (i) a per share price of common stock range of $1.14 - $1.40; (ii) a dividend yield of 0%; (iii) a risk-free rate range of 4.13% - 4.14%; (iv) expected volatility of 119%; (v) projected stock price and volume weighted average price as of the Reset Date of $1.14; (vi) a strike price range of $1.40 - $1.50; and (vii) expected term of 4.92.

AZITRA, INC.
NOTES TO FINANCIAL STATEMENTS

The following table summarizes information about warrants outstanding at December 31, 2024:

		Warrants Outstanding			Warrant Exercisable
Year Granted	Exercise Price	Number of Warrants at 12/31/2024	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Warrants at 12/31/2024	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price

2018	$14.40	1,596	3.3 years	$14.40	1,596	3.3 years	$14.40
2019	$158.40	7,195	1.1 years	$158.40	7,195	1.1 years	$158.40
2023	$187.50	2,000	3.5 years	$187.50	2,000	3.5 years	$187.50
2024	$11.40	22,223	4.2 years	$11.40	22,223	4.2 years	$11.40
2024	$0.70	13,329,000	4.6 years	$0.70	13,329,000	4.6 years	$0.70
2024	$1.88	266,600	4.6 years	$1.88	—	0 years	$—
		13,628,614		$0.85	13,362,014		$0.83

9. Stock Options
In March 2023, the Company’s Board of Directors and stockholders approved the 2023 Stock Incentive Plan (“2023 Plan”). The 2023 Plan allows the Compensation Committee to grant up to 1,211,068 shares of Common Stock in the form of incentive and non-statutory stock options, restricted stock awards, restricted stock units, and other stock-based awards to employees, directors, and non-employees. As of December 31, 2024, options to purchase 1,333 shares of common stock had been granted and were outstanding under the 2023 Plan and 1,209,735 shares of common stock were available for grant under the plan. On October 3, 2024, the Company’s Board of Directors approved amendments to the 2023 Plan that, subject to stockholder approval, would (i) increase the number of shares of Common Stock that may be issued under the 2023 Plan by 1,144,401 shares and (ii) adopt an evergreen provision to the 2023 Plan providing for an automatic 5% annual increase in the shares of Common Stock available for issuance under the 2023 Plan over the next 10 years. Both amendments were approved by the Company’s stockholders at the Company’s annual stockholder meeting held on November 20, 2024.
During 2016, the Company established the Azitra Inc. 2016 Stock Incentive Plan ("2016 Plan") which provides for the grant up to 49,687 shares of Common Stock in the form of stock options and restricted shares to the Company’s employees, officers, directors, advisors and consultants. As of December 31, 2024, options to purchase 40,275 shares of common stock had been granted and 7,457 shares of common stock were available for grant under the 2016 Plan.
At December 31, 2024, there was $81,386 of unamortized compensation expense that will be amortized over the remaining vesting period. At December 31, 2024 and 2023, there were 0 and 3,105 performance-based options outstanding, respectively with fair values of $0 and $109,551, respectively. During the year ended December 31, 2024, the Company recognized compensation expense of $109,551 for performance-based options. The Company determined the options qualified as plain vanilla under the provisions of SAB 107 and the simplified method was used to estimate the expected option life.
Stock-based compensation expense recognized for options was as follows:

	December 31
	2024	2023
Research and development	$2,505	$25,947
General and administrative	242,548	125,558
Total	$245,053	$151,505

AZITRA, INC.
NOTES TO FINANCIAL STATEMENTS

The following table summarizes information about options outstanding and exercisable at December 31, 2024:

	Options Outstanding			Options Exercisable
Exercise Price	Number of Options at December 31, 2024	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options at December 31, 2024	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price

$14.32	6,871	1.0 year	$14.32	6,871	1.0 year	$14.32
$27.80	6,735	1.0 year	$27.80	6,735	1.0 year	$27.80
$51.08	26,669	6.3 years	$51.08	25,571	6.2 years	$51.08
$62.10	1,333	8.7 years	$62.10	472	8.7 years	$62.10
	41,608			39,649
Total stock option activity for the year ended December 31, 2024, is summarized as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2023	42,941	$41.10	5.5 years	—
Granted	—	—
Exercised	(1,333)	14.32
Forfeited	—	—
Outstanding at December 31, 2024	41,608	$41.60	4.6 years	—
Vested and Exercisable at December 31, 2024	39,649	38.41	4.4 years	—

The weighted-average fair value of the options granted during the years ended December 31, 2024 and 2023 was $— and $1.65 per share, respectively.

10. Fair Value Measurements
The following tables summarize the fair values and levels within the fair value hierarchy in which the fair value measurements fall for assets and liabilities measured on a recurring basis as of:
December 31, 2024

Description	Level 1	Level 2	Level 3	Total

Liabilities
Common stock warrants	$—	$—	$381	$381
Total	$—	$—	$381	$381

AZITRA, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2023

Description	Level 1	Level 2	Level 3	Total

Liabilities
Common stock warrants	$—	$—	$35,453	$35,453
Total	$—	$—	$35,453	$35,453
The following table presents the changes in Level 3 instruments measured on a recurring basis for the period ended December 31, 2024:

Balance at December 31, 2022	$5,670,283
Changes in fair value of warrants	(34,830)
Changes in fair value of 2022 Convertible Notes	3,630,100
Conversion of 2022 Convertible Notes	(9,230,100)
Balance at December 31, 2023	$35,453
Changes in fair value of warrants	(35,072)
Balance at December 31, 2024	$381

At December 31, 2024 and 2023, the Company estimated the fair value of the warrants using the Black-Scholes option pricing model with the following assumptions:

	December 31, 2024	December 31, 2023
Underlying common stock value	$0.43	$27.60
Expected term (years)	3.29	4.29
Expected volatility	172%	99%
Risk free interest rate	4%	4%
Dividend yield	—%	—%

Fluctuations in the fair value of the Company’s common stock, and the expected volatility are the primary drivers for the change in the common stock warrant liability valuation during each year. As the fair value of the common stock, and expected volatility increases the value to the holder of the instrument generally increases.
11. Net Loss Per Share
Basic and diluted net loss per share were calculated as follows:
The denominator for each respective period is as follows:

	December 31
	2024	2023
Weighted average common stock outstanding, basic and diluted	3,784,482	229,627
$0.01 warrants	—	239
Total	3,784,482	229,866
The following potential common stock equivalents, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

AZITRA, INC.
NOTES TO FINANCIAL STATEMENTS

	December 31,
	2024	2023
Options to purchase shares of common stock	41,608	42,942
Warrants outstanding	13,628,614	10,791
Total	13,670,222	53,733
12. Income Taxes
The provision for income taxes for the years ending December 31, 2024 and December 31, 2023 consists of:

	December 31,
	2024	2023
Current
Federal	$—	$—
Foreign	9,031	17,308
State	—	—
Total current	9,031	17,308

Deferred
Federal	—	—
Foreign	—	—
State	—	—
Total deferred	—	—
Total provision for income taxes	$9,031	$17,308
A reconciliation of income tax computed using the U.S. federal statutory tax rate compared to that reflected in operations for the years ending December 31, 2024 and December 31, 2023 consists of:

	2024		2023
	Amount	Percent	Amount	Percent
Income taxes using U.S. statutory rate	$(1,870,405)	21.00%	$(2,401,761)	21.00%
Debt fair value adjustment	—	—%	762,321	(6.67)%
Warrant fair value adjustment	(847,155)	9.51%	(7,314)	0.06%
Loss on Issuance of Common Stock	447,888	(5.03)%	—	—%
State taxes, net of federal benefit	(704,887)	7.91%	(538,268)	4.71%
Research and development tax credit	(385,677)	4.33%	(356,237)	3.11%
Change in valuation allowance	3,263,544	(36.64)%	2,502,918	(21.88)%
Other, net	105,723	(1.19)%	55,649	(0.49)%
	$9,031	(0.10)%	$17,308	(0.15)%

AZITRA, INC.
NOTES TO FINANCIAL STATEMENTS
Deferred income taxes are provided on temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and those for income tax reporting purposes. Deferred income tax assets / (liabilities) as of December 31, 2024 and 2023 are as follows:

	December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$10,360,042	$8,755,690
Tax credits	2,632,663	2,155,118
Depreciation and amortization	3,566,210	2,372,070
Accrued expenses	89,324	89,462
Other	18,218	30,572
Total deferred tax assets	$16,666,457	13,402,912

Deferred tax liabilities:
Depreciation and amortization	—	—
Total deferred tax liabilities	—	—
Valuation allowance	(16,666,457)	(13,402,912)
Net deferred tax assets	$—	$—
The Company has federal net operating loss carryforwards of approximately $38,488,000 and $32,529,000 for the tax years ending December 31, 2024 and 2023, respectively, of which $1,285,000 will expire in tax years 2036 through 2037 and approximately $37,203,000 which does not expire. The Company has state net operating loss carryforwards of approximately $38,441,000 and $32,484,000 for the tax years ending December 31, 2024 and 2023, respectively, which will expire in tax years 2037 through 2043.
The Company has federal research tax credits of approximately $1,884,000 and $1,524,000 for the tax years ending December 31, 2024 and 2023, respectively, which expire in tax years 2039 through 2043. The Company has state research tax credits of approximately $582,000 and $466,000 for the tax years ending December 31, 2024 and 2023, respectively, of which $437,000 will expire in tax year 2036 through 2038 and the remainder can be carried forward indefinitely. The Company has Canadian research tax credits of approximately $288,000 and $263,000 for the tax years ending December 31, 2024 and 2023, respectively, which expire in tax years 2039 through 2043.
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
The Company is subject to U.S. federal income tax, Connecticut state income tax and Canada branch tax. The Company has not been audited by the IRS, state, or foreign tax authorities in connection with income taxes. The Company’s tax years remain open to examination for all federal and state tax matters until its net operating loss carryforwards are utilized and the applicable statute of limitations have expired. The years 2021 to 2023 remain subject to examination by taxing authorities.

AZITRA, INC.
NOTES TO FINANCIAL STATEMENTS
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
During the years ended December 31, 2024 and 2023, the Company capitalized payments made under this license agreement in the amount of $0 and $13,096, respectively.
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
Future minimum payments under non-cancelable operating leases with initial or remaining terms in excess of one year during each of the next five years follow:

2025	$277,183
2026	204,131
2027	71,979
Total future undiscounted lease payments	553,293
Less interest	(23,955)
Present value of minimum lease payments	$529,338

Rent expense for all operating leases was $338,856 and $338,856 for the years ended December 31, 2024 and 2023, respectively. The weighted average lease term for all operating leases is 2.1 years. The weighted average discount rate for all operating leases is 4.25%.

AZITRA, INC.
NOTES TO FINANCIAL STATEMENTS

Finance Leases
During 2023, the Company entered into an agreement with Hewlett Packard to lease equipment. The lease requires monthly payments of $1,478, including tax. The lease is for a 3 years term with option of purchase or extension at term end. The remaining lease term is 1.6 years and the discount rate is 9.60%.

The following is a schedule showing the future minimum lease payments under finance leases by years and the present value of the minimum payments as of December 31, 2024.

2025	$17,740
2026	10,351
Total future undiscounted lease payments	28,091
Less interest	(1,921)
Present value of minimum lease payments	$26,170
Lease expense for the finance lease was $15,480 and $6,450 for the years ended December 31, 2024 and 2023, respectively. Interest expense for the finance lease was $3,129 and $1,707 for the years ended December 31, 2024 and 2023, respectively.

14. Retirement Plan
Effective January 1, 2019, the Company sponsors a 401(k) plan that covers substantially all employees. In order to be eligible to participate, an employee must complete two consecutive months of service and work a minimum of two hundred fifty hours or work 1,000 hours in their first year of service. Employees may make pre-tax deferrals upon meeting the Plan eligibility requirements. Effective January 1, 2020, the Plan was transitioned to a safe harbor plan in which highly compensated employees are not eligible for matching contributions and non-highly compensated employees earn 100% match on first 3% contributed and 50% on the next 2% contributed. Total employer matching contributions were $22,264 and $11,446 for the years ended December 31, 2024 and 2023, respectively.
15. Concentration of Credit Risk
Financial instruments that potentially subject the Company to credit risk consist principally of cash.
The cash balance identified in the balance sheet is held in an account with a financial institution and insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. At times, cash maintained on deposit may be in excess of FDIC limits.

16. Related Parties
Total related party revenue was $7,500 and $686,000 for the years ended December 31, 2024 and 2023, respectively. Accounts receivable due from the related party was $0 and $90,000 at December 31, 2024 and 2023, respectively.
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

AZITRA, INC.
NOTES TO FINANCIAL STATEMENTS
17. Subsequent Events
The Company has evaluated events subsequent to the balance sheet date through February 24, 2025, the date these financial statements are issued.
On January 14, 2025, the Company completed a follow-on offering on an aggregate of 4,857,780 shares of its common stock at a public offering price of $0.30 per share. The shares were offered by the Company pursuant to a shelf registration statement on Form S-3 filed with the SEC on July 1, 2024, and a final prospectus supplement dated January15, 2025.
In consideration for Maxim Group LLC serving as the placement of the Offering (the "Placement Agent"), the Company paid the Placement Agent a cash fee equal to 7.0% of the aggregate gross proceeds raised in the Offering and the reimbursed the Placement Agent for certain expenses and legal fees of $60,000. The Company also issued warrants to designees of the Placement Agent (the "Placement Agent Warrants") exercisable for an aggregate of 194,311 shares of Common Stock (the "Placement Agent Shares"), which represent 4.0% of the aggregate number of Shares sold in the Offering, at an exercise price per share equal to 125% of the offering price of each Share, or $0.375. The Placement Agent Warrants are exercisable six months from the date of issuance and expire five years from the commencement of the sales in this Offering. The Placement Agent Warrant may be exercisable via cashless exercise in certain circumstances.
The gross proceeds from the offering, before deducting the placement's fees and other offering expenses were approximately $1.5 million.
On February 5, 2025, the Company completed a follow-on offering on an aggregate of 2,495,518 shares of its common stock at a public offering price of $0.2785 per share. The shares were offered by the Company pursuant to a shelf registration statement on Form S-3 filed with the SEC on July 1, 2024, and a final prospectus supplement dated February 6, 2025. In connection with the follow-on offering, the Company and investors entered into a letter agreement, pursuant to which the Company will issue warrants to purchase up to 2,245,967 shares of common stock. The warrants are exercisable on the six-month and one day anniversary of their issuance, and their exercise price is equal to the greater of the (1) book value of the common stock or (ii) market value of the common stock as determined by the NYSE American Rules.
In consideration for Maxim Group LLC serving as the placement of the Offering (the "Placement Agent"), the Company paid the Placement Agent a cash fee equal to 7.0% of the aggregate gross proceeds raised in the Offering and the reimbursed the Placement Agent for certain expenses and legal fees of $40,000.
The gross proceeds from the offering, before deducting the placement's fees and other offering expenses were approximately $695 thousand.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable
Item 9A. Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures.
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
(b)Changes in internal control over financial reporting.
There were no changes to our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
(c)Management’s report on internal controls over financial reporting.
This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies
Our management is responsible for establishing and maintaining adequate internal controls over financial reporting, as defined under Rule 13a-15(f) under the Exchange Act. Our management has assessed the effectiveness of our internal controls over financial reporting as of December 31, 2024 based on the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (“COSO”). Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024, and based on that evaluation, management concluded that our internal control over financial reporting were not effective as of December 31, 2024 due to a material weakness relating to a lack of segregation of accounting functions.

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

Item 9B. Other Information
None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Executive Officers and Directors

The following table sets forth the names, ages and positions of our current executive officers and directors.

Name	Age	Position
Francisco D. Salva	54	President, Chief Executive Officer and Director
Norman Staskey	55	Chief Financial Officer
Travis Whitfill	35	Chief Operating Officer and Director
Barbara Ryan	65	Independent Director
John Schroer	59	Independent Director

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
John Schroer has served as a member of our Board since June 2023. Mr. Schroer has served as chief financial officer of Alumis, Inc., a publicly traded biotechnology company developing precision immunology therapies, since March 2022. Mr. Schroer was chief financial officer of Arsenal Biosciences, Inc., a privately held biotechnology company developing programmable cell therapy for solid tumors, from February 2021 to February 2022. Mr. Schroer was chief financial officer of Translate Bio, Inc., a biotechnology company developing mRNA therapeutics and vaccines acquired by Sanofi in September 2021 for $3.2 billion, from May 2018 to December 2020. Previously, Mr. Schroer was Sector Head – Global Health Care for Allianz Global Investors, an international asset management firm, from January 2014 to May 2018. Mr. Schroer received his B.S. and M.B.A from the University of Wisconsin – Madison. We believe that Mr. Schroer’s strong background holding leadership positions in the biotechnology industry and almost 30 years of investing in the life sciences sector qualifies him to serve on our Board.
Family Relationships
There are no family relationships among any of our executive officers or directors.
Corporate Governance
Audit Committee
Our audit committee consists of John Schroer, and Barbara Ryan, with Mr. Schroer serving as chairperson. Our Board has determined that each member meets the independence requirements of the Sarbanes-Oxley Act, Rule 10A-3 under the Exchange Act and the applicable listing standards of the NYSE American. In addition, our Board has determined that Mr. Schroer qualifies as an audit committee financial expert within the meaning of SEC regulations and meets the financial sophistication requirements of the NYSE American listing rules. Each member of our audit committee can read and understand fundamental financial statements in accordance with the SEC and NYSE American audit committee requirements. In arriving at this determination, the Board has examined each audit committee member’s scope of experience and the nature of their prior and/or current employment. Both our independent registered public accounting firm and management periodically meet with our Audit Committee.
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
Based solely upon a review of Forms 3, 4 and 5 and amendments thereto furnished to us during our most recent fiscal year, and any written representations provided to us, we believe that all of the officers, directors, and owners of more than 10% of the outstanding shares of our common stock complied with Section 16(a) of the Exchange Act for the year ended December 31, 2024.
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

Insider Trading Policy

We have adopted an Insider Trading Policy governing the purchase, sale, and other dispositions of our securities by our directors, officers, employees and consultants, including those persons serving in similar positions with our subsidiaries. Our Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to us and our directors, officers, employees and consultants. A copy of our Insider Trading Policy is filed as an exhibit to this report.

Item 11. Executive Compensation
Summary Compensation Table
The following table sets forth the compensation awarded to or earned by our chief executive officer and our two other highest paid executive officers for the years ended December 31, 2024 and 2023. In reviewing the table, please note that Travis Whitfill was appointed to serve as our chief operating officer in June 2023.

	Year	Salary ($)	Bonus ($)	Option Awards $ (1)	All Other Compensation (2)	Total
Francisco Salva,	2024	$440,000	$—	$—	$1,080	$441,080
Pres. and CEO	2023	$420,000	$—	$—	$7,030	$427,030
Norman Staskey,	2024	$—	$—	$—	$457,560	$457,560
CFO	2023	$—	$—	$20,700	$314,025	$334,725
Travis Whitfill,	2024	$380,000	$—	$—	$4,460	$384,460
COO	2023	$158,846	$—	$20,700	$2,767	$182,313

(1)    The dollar amounts in the Option Awards columns above reflect the values of options as of the grant date for the years ended December 31, 2024 and 2023, in accordance with ASC 718, Compensation-Stock Compensation (“ASC 718”) and, therefore, do not necessarily reflect actual benefits received by the individuals. Assumptions used in the calculation of these amounts are included in Note 9 to our audited financial statements.
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
In connection with our execution of the executive employment agreement, we granted to Mr. Salva an option to purchase up to 15,525 shares of our common stock at an exercise price of $51.08 per share under the 2016 Plan. The options vest and become exercisable as follows: 80% of the options, or options to purchase 12,420 shares of our common stock, are subject to time-based vesting, with options to purchase 3,105 shares (25%) vesting on the first anniversary of the grant and options to purchase 9,315 shares (75%) vesting in equal monthly installments over the 36 months following the first anniversary; 20% of the options, or options to purchase 3,105 shares of our common stock, shall vest upon patient dosing in the first in-human clinical trial of ATR-12 or a substitute live biotherapeutic product, as determined by our Board in its reasonable discretion. The options expire on the ten-year anniversary of the date of grant.

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
On September 8, 2023, we granted to Mr. Staskey an option to purchase up to 333 shares of our common stock at an exercise price of $62.01 per share under the 2023 Plan. The options are subject to time-based vesting, with options to purchase 83 shares (25%) vesting on the first anniversary of the grant and options to purchase 250 shares (75%) vesting in equal monthly installments over the 36 months following the first anniversary; The options expire on the ten-year anniversary of the date of grant.
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
On September 8, 2023, we granted to Mr. Whitfill an option to purchase up to 333 shares of our common stock at an exercise price of $62.10 per share under the 2023 Plan. The options are subject to time-based vesting, with options to purchase 83 shares (25%) vesting on the first anniversary of the grant and options to purchase 250 shares (75%) vesting in equal monthly installments over the 36 months following the first anniversary; The options expire on the ten-year anniversary of the date of grant.
Outstanding Equity Awards at December 31, 2024
Set forth below is information concerning the equity awards held by our named executive officers as of December 31, 2024.

	Option Awards
	Number of Securities Underlying Unexercised Options	Number of Securities Underlying Unexercised Options
Name	(#) Exercisable	(#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Francisco Salva	11,385	1,035(1)	$51.08	06/29/31
	3,105	0(2)	$51.08	06/29/31
Norman Staskey	111	222(3)	$62.10	09/08/33
Travis Whitfill	1,859	0	$14.32	01/01/26
	1,246	0	$51.08	12/16/30
	111	222(3)	$62.10	09/08/23
(1)    Options continue to vest ratably over the remaining thirty-six months of continuous service.

(2)    Options are performance based and vest upon the achievement of clinical milestones as defined in Mr. Salva’s employment agreement.
(3)    25% of the option awards vest on the first anniversary of the grant date with the remaining shares vesting ratably each month during the remaining thirty-six months of continuous service.
Non-Employee Director Compensation
Set forth below is a summary of the compensation we paid to our non-executive directors during the year ended December 31, 2024. In reviewing the table, please note that Andrew McClary resigned from our Board in August 2024.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Andrew D. McClary, MD	$—	$—	$—	$—
Barbara Ryan	$42,983	$4,128	$—	$47,111
John Schroer	$45,301	$4,128	$—	$49,429
The dollar amounts in the Option Awards columns above reflect the values of options as of the grant date for the years ended December 31, 2024, in accordance with ASC 718, Compensation-Stock Compensation and, therefore, do not necessarily reflect actual benefits received by the individuals. Assumptions used in the calculation of these amounts are included in Note 9 to our audited consolidated financial statements included in our 2024 Form 10‑K.
We do not compensate any of our executive directors for their service as a director. Our Board, on the recommendation of the Compensation Committee, approved the following compensation policy for our non-executive directors commencing with the 2024 calendar year:
•An annual Board retainer of $25,000 for the non-executive directors;
•An annual retainer of $5,000 for the chairs of the Compensation Committee and Nominating and Corporate Governance Committee and an annual retainer of $7,500 for the chair of the Audit Committee; and
•An annual retainer of $3,500 for the other members of the Compensation Committee, Nominating and Corporate Governance Committee and Audit Committee.
All retainers are payable quarterly in arrears and shall be prorated for any portion of a year to which they apply for each outside director. We also reimburse our non-executive directors for their reasonable expenses incurred in connection with attending meetings of our Board and Board Committees. From time to time, we may engage our non‑executive directors to provide consulting services on our behalf, although we have not engaged any non‑executive directors in a consulting capacity as of the date of this Proxy Statement.
In addition to cash retainers, in September 2023, we granted to each of Mrs. Ryan and Mr. Schroer an option to purchase up to 333 shares of our common stock at an exercise price of $62.10 per share under the 2023 Plan. The options are subject to time-based vesting, with options to purchase 83 shares (25%) vesting on the first anniversary of the grant and options to purchase 250 shares (75%) vesting in equal monthly installments over the 36 months following the first anniversary, subject to their continued service on our Board. The options expire on the 10-year anniversary of the date of grant.
Stock Incentive Plans
We have adopted the Azitra, Inc. 2016 Stock Incentive Plan, or 2016 Plan, providing for the grant of non-qualified stock options and incentive stock options to purchase shares of our common stock and for the grant of restricted and unrestricted share grants and restricted stock units. We currently have reserved 7,457 shares of our common stock under the 2016 Plan. The purpose of the 2016 Plan is to provide eligible participants with an opportunity to acquire an ownership interest in our company. All officers, directors, employees and consultants to our company are eligible to participate under the 2016 Plan. The 2016 Plan provides that options may not be granted at an exercise price less than the fair market value of our shares of common stock on the date of grant. As of the date of this report, we have outstanding options granted under the 2016 Plan to purchase an aggregate of 40,275 shares of our common stock at an average exercise price of $40.20 per share.
In March 2023, our Board and stockholders approved and adopted the Azitra, Inc. 2023 Stock Incentive Plan, or 2023 Plan, providing for the grant of non-qualified stock options and incentive stock options to purchase shares of our Common Stock and for the grant of restricted and unrestricted share grants and restricted stock units. In November 2024, our stockholders approved amendments to the 2023 Plan that (i) increased the number of shares of Common Stock that may be issued under the 2023 Plan by 1,144,401 shares and (ii) adopted an evergreen provision to the 2023 Plan providing for an automatic 5% annual increase in the shares of Common Stock available for issuance under the 2023 Plan over the next 10 years, commencing on January 1, 2026. We currently have reserved 1,211,068 shares of our common stock under the 2023 Plan. The purpose of the 2023 Plan is to provide eligible participants with an opportunity to acquire an ownership interest in our company. All officers, directors, employees and consultants to our company are eligible to participate under the 2023 Plan. The 2023 Plan provides that options may not be granted at an exercise price less than the fair market value of our shares of common stock on the date of grant. As of the date of this report, we have outstanding options granted under the 2023 Plan to purchase an aggregate of 1,333 shares of our common stock at an average exercise price of $62.10 per share.

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
The beneficial ownership of each person was calculated based on 14,979,354 shares of common stock issued as of February 12, 2025. The SEC has defined “beneficial ownership” to mean more than ownership in the usual sense. For example, a person has beneficial ownership of a share not only if he owns it, but also if he has the power (solely or shared) to vote, sell or otherwise dispose of the share. Beneficial ownership also includes the number of shares that a person has the right to acquire within 60 days of February 12, 2025, pursuant to the exercise of options or warrants or the conversion of notes, debentures or other indebtedness. Two or more persons might count as beneficial owners of the same share.
Unless otherwise indicated, the address for each reporting person is c/o Azitra, Inc., 21 Business Park Drive, Branford, Connecticut 06405.

Name of Director and Executive Officer	Number of Shares	Percentage Owned
Francisco D. Salva(1)	26,802	*
Norman Staskey(2)	1,842	*
Travis whitfill(3)	14,394	*
Barbara Ryan (4)	153	*
John Schroer(5)	153	*
Directors and executive officers, as a group (5 persons)	43,344	*

Name and Address of Five Percent Stockholders	Number of Shares	Percentage Owned
L1 Capital Global Opportunities Master Fund, Ltd(6)	776,375	5.18%
*    Represents less than 1% of the number of shares of our common stock outstanding.
(1)    Includes 15,525 shares of our common stock issuable upon exercise of presently exercisable options.
(2)    Includes 139 shares of our common stock issuable upon exercise of presently exercisable options.
(3)    Includes 3,244 shares of our common stock issuable upon exercise of presently exercisable options.
(4)    Includes 153 shares of our common stock issuable upon exercise of presently exercisable options.
(5)    Includes 153 shares of our common stock issuable upon exercise of presently exercisable options.
(6)    Includes 146,375 of Class A Warrants held, which are exercisable subject to a 9.99% beneficial ownership limitation.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Related Party Transactions
Since January 1, 2023, we have not been a party to any transaction in which the amount involved in the transaction exceeded the lesser of $120,000 or one percent of the average of our total assets as of December 31, 2024 and 2023, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our voting securities or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than compensation arrangements, which include equity and other compensation, termination, change in control and other arrangements, which are described under “Executive Compensation.” We have adopted a policy that any transactions with directors, officers, beneficial owners of five percent or more of our common stock, any immediate family members of the foregoing or entities of which any of the foregoing are also officers or directors or in which they have a financial interest, will only be on terms consistent with industry standards and approved by a majority of the disinterested directors of our Board.
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
Director Independence
Our Board may establish the authorized number of directors from time to time by resolution. Our Board currently consists of five (4) authorized members. Generally, under the listing requirements and rules of the NYSE American, independent directors must comprise a majority of a listed company’s board of directors. Our Board has undertaken a review of its composition, the composition of its committees and the independence of each director. Our Board has determined that, other than Mr. Salva and Mr. Whitfill, by virtue of their executive officer positions, none of our director has a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each is “independent” as that term is defined under the applicable rules and regulations of the SEC and the listing requirements and rules of the NYSE American. In making this determination, our Board considered the current and prior relationships that each nonemployee director nominee has with our Company and all other facts and circumstances our Board deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each nonemployee director nominee. Accordingly, a majority of our directors are independent, as required under applicable NYSE American rules, as of the date of this report.
Item 14. Principal Accountant Fees and Services
Fees Incurred for Services by Principal Accountant
The following table sets forth the aggregate fees billed to us for services rendered to us for the years ended December 31, 2024 and 2023 by our independent registered public accounting firm, Grassi & Co., CPAs, P.C. (in thousands).

	2024	2023
Audit Fees (A)	$245,000	$195,929
Audit - Related Fees	—	—
Tax Fees	$—	—
	$245,000	$195,929
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
The Audit Committee considered the compatibility of the provision of other services by its registered public accountant with the maintenance of their independence. The Audit Committee approved all audit services provided by Grassi & Co. in 2024 and 2023. Grassi & Co. did not perform any non-audit or tax services in 2024 or 2023.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)Financial statements
Reference is made to the Index and Financial Statements under Item 8 in Part II hereof where these documents are listed.
(b)Financial statement schedules
Financial statement schedules are either not required or the required information is included in the consolidated financial statements or notes thereto filed under Item 8 in Part II hereof.
(c)Exhibits
The exhibits to this Annual Report on Form 10-K are set forth below. The exhibit index indicates each management contract or compensatory plan or arrangement required to be filed as an exhibit.

Number	Exhibit Description	Method of Filing

3.1	Second Amended and Restated Certificate of Incorporation of the Registrant	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on June 21, 2023.
3.2	Second Amended and Restated Bylaws of the Registrant	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on June 21, 2023.
3.3	Certificate of Amendment dated June 27, 2024 to Amended and Restated Certificate of Incorporation	Incorporated herein by reference to the Company's Form S-3 filed on July 1, 2024.
3.4	Amendment to Second Amended and Restated Bylaws of the Registrant	Incorporated herein by reference to the Company's Current Report on Form 8-K filed on August 12, 2024.
4.1	Specimen Certificate representing shares of Common Stock	Incorporated herein by reference to the Company’s Form S-1 filed on June 13, 2023.
4.2	Form of Warrant issued to Private Placement investors	Incorporated herein by reference to the Company’s Form S-1 filed on June 13, 2023.
4.3	Form of Representative’s Warrant dated June 20, 2023 issued to ThinkEquity LLC	Incorporated herein by reference to the Company’s Form S-1 filed on June 13, 2023.

4.4	Form of Representative’s Warrant dated February 16, 2024 issued to ThinkEquity LLC (attached to Underwriting Agreement between the Registrant and ThinkEquity, LLC dated February 13, 2024)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on February 14, 2024.
4.5	Form of Class A Warrant issued in July 2024 offering	Incorporated herein by reference to the Company's Current Report on Form 8-K filed on July 26, 2024
4.6	Form of Placement Agent Warrant issued to Maxim Partners, LLC	Incorporated herein by reference to the Company's Current Report on Form 8-K filed on July 26, 2024
4.7	Warrant Agent Agreement dated July 25, 2024 between the Registrant and VStock Transfer LLC	Incorporated herein by reference to the Company's Current Report on Form 8-K filed on July 26, 2024
4.8	Form of Placement Agent Warrant issued to Maxim Partners, LLC	Incorporated herein by reference to the Company's Current Report on Form 8-K filed on January 16, 2025
4.9	Form of Letter Agreement Between the Registrant and investors in February 2025 Securities Offering	Incorporated herein by reference to the Company's Current Report on Form 8-K filed on February 6, 2025
4.10	Form of Warrant issued to Investors in February 2025 Securities Offering	Incorporated herein by reference to the Company's Current Report on Form 8-K filed on February 6, 2025
4.11	Description of Capital Stock	Incorporated herein by reference to the Company's Annual Report on Form 10-K filed on March 15, 2024
+10.10	Azitra Inc. 2016 Stock Incentive Plan	Incorporated herein by reference to the Company’s Form S-1 filed on June 13, 2023.
+10.20	Azitra Inc. 2023 Stock Incentive Plan	Incorporated herein by reference to the Company’s Form S-1 filed on June 13, 2023.
+10.30	Executive Employment Agreement dated April 22, 2021 between the Registrant and Francisco D. Salva	Incorporated herein by reference to the Company’s Form S-1 filed on June 13, 2023.
+10.40	Executive Employment Agreement dated July 5, 2023 between the Registrant and Travis Whitfill	Incorporated herein by reference to the Company’s Form S-1 filed on January 19, 2024.
+10.50	Form of Indemnity Agreement between the Registrant and each of its directors and executive officers	Incorporated herein by reference to the Company’s Form S-1 filed on June 13, 2023.
10.6	Second Amended and Restated Investors’ Rights Agreement dated September 10, 2020 between the Registrant and each of the investors named therein	Incorporated herein by reference to the Company’s Form S-1 filed on June 13, 2023.
19.1	Azitra, Inc. Insider Trading Policy	Filed electronically herewith
21.1	List of Subsidiaries of the Registrant	Incorporated herein by reference to the Company’s Form S-1 filed on March 20, 2023.
23.2	Consent of Grassi & Co., CPAs, P.C., Independent Registered Public Accounting Firm	Filed electronically herewith.
31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002	Filed electronically herewith.
31.2	Certification under Section 302 of the Sarbanes-Oxley Act of 2002	Filed electronically herewith.
32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	Filed electronically herewith.
97.1	Azitra, Inc. Executive Officer Clawback Policy	Incorporated herein by reference to the Company's Annual Report on Form 10-K filed on March 15, 2024.

+    Indicates management compensatory plan, contract or arrangement.
Item 16. Form 10-K Summary
Not provided

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

AZITRA, INC.

Date: February 24, 2025	By:	/s/ Francisco D. Salva
Francisco D. Salva,
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 24, 2025	By:	/s/ Norman Staskey
Norman Staskey
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capabilities and on the dates indicated.

Signature	Title	Date

/s/ Francisco D. Salva	President, Chief Executive Officer and Director	February 24, 2025
Francisco D. Salva,	(Principal Executive Officer)

/s/ Norman Staskey	Chief Financial Officer, and Treasurer	February 24, 2025
Norman Staskey	(Principal Financial and Accounting Officer)

/s/ Travis Whitfill	Chief Operating Officer, Secretary, and Director	February 24, 2025
Travis Whitfill

/s/ Barbara Ryan	Director	February 24, 2025
Barbara Ryan

/s/ John Schroer	Director	February 24, 2025
John Schroer