Form 10-Q
period 2025-03-31
Azitra, Inc.
filed 2025-05-13
CIK 1701478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant's common stock outstanding as of May 13, 2025 was 16,476,354.

PART I FINANCIAL INFORMATION
ITEM 1. Financial Statements.
AZITRA, INC.
CONDENSED BALANCE SHEETS

	March 31, 2025	December 31, 2024
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$3,206,710	$4,554,719
Accounts receivable	—	233
Tax credits receivable	103,046	101,663
Deferred offering costs	—	4,106
Prepaid expenses	561,798	567,569
Total current assets	3,871,554	5,228,290

Property and equipment, net	621,012	653,957
Financing lease right-of-use asset	20,652	24,522
Operating lease right-of-use asset	447,903	527,393
Intangible assets, net	244,140	246,420
Deferred patent costs	620,253	593,802
Deferred issuance costs	35,435	37,477
Other assets	46,942	46,941
Total assets	$5,907,891	$7,358,802

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	558,924	490,255
Income tax payable	—	11,572
Current financing lease liability	16,456	16,066
Current operating lease liability	237,647	255,177
Accrued expenses	467,394	602,787
Total current liabilities	1,280,421	1,375,857

Long-term financing lease liability	5,843	10,105
Long-term operating lease liability	213,765	274,161
Warrant liability	238	381
Total liabilities	1,500,267	1,660,504

Commitments and contingencies (Note 11)

The accompanying notes are an integral part of these unaudited condensed financial statements.

AZITRA, INC.
CONDENSED BALANCE SHEETS

Stockholders' equity
Preferred stock; $0.0001 par value; 10,000,000 shares authorized at March 31, 2025 and December 31, 2024; 0 shares issued at March 31, 2025 and December 31, 2024	—	—
Common stock; $0.0001 par value, 100,000,000 shares authorized at March 31, 2025 and December 31, 2024, 14,979,354 and 7,626,056 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	1,498	763
Additional paid-in capital	65,040,296	63,263,360
Accumulated deficit	(60,634,170)	(57,565,825)
Total stockholders' equity	4,407,624	5,698,298
Total liabilities and stockholders' equity	$5,907,891	$7,358,802

The accompanying notes are an integral part of these unaudited condensed financial statements.

AZITRA, INC.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2025	2024
Operating expenses:
General and administrative	$1,850,138	$1,488,527
Research and development	1,250,100	1,472,970
Total operating expenses	3,100,238	2,961,497

Loss from operations	(3,100,238)	(2,961,497)

Other income (expense):
Interest income	37,164	7,609
Interest expense	(1,293)	(915)
Change in fair value of warrants	143	28,255
Other expense	(4,121)	(6,327)
Total other income	31,893	28,622

Loss before income taxes	(3,068,345)	(2,932,875)

Income tax expense	—	—

Net loss attributable to common shareholders	$(3,068,345)	$(2,932,875)

Net loss per share, basic and diluted	$(0.23)	$(4.32)

Weighted average common stock outstanding, basic and diluted	13,171,516	678,885

The accompanying notes are an integral part of these unaudited condensed financial statements.

AZITRA, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-in-Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance - December 31, 2023	—	$—	403,246	$40	$51,511,439	$(48,598,333)	$2,913,146
Exercise of stock options	—	—	1,333	—	19,100	—	19,100
Follow-on public offering, net of issuance costs of $709,426	—	—	555,567	56	4,290,618	—	4,290,674
Stock-based compensation	—	—	—	—	34,171	—	34,171
Net loss	—	—	—	—	—	(2,932,875)	(2,932,875)
Balance, March 31, 2024	—	$—	960,146	$96	$55,855,328	$(51,531,208)	$4,324,216
	Preferred Stock		Common Stock		Additional Paid-in-Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance - December 31, 2024	—	$—	7,626,056	$763	$63,263,360	$(57,565,825)	$5,698,298
Exercise of stock options	—	—	—	—	—	—	—
Follow-on public offering, net of issuance costs of $269,948	—	—	4,857,780	486	1,185,807	—	1,186,293
Follow-on public offering, net of issuance costs of $133,076			2,495,518	249	560,727	—	560,976
Stock-based compensation	—	—	—	—	30,402	—	30,402
Net loss	—	—	—	—	—	(3,068,345)	(3,068,345)
Balance, March 31, 2025	—	$—	14,979,354	$1,498	$65,040,296	$(60,634,170)	$4,407,624

The accompanying notes are an integral part of these unaudited condensed financial statements.

AZITRA, INC.
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(3,068,345)	$(2,932,875)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	34,055	32,446
Amortization of right-of-use assets	83,360	82,467
Change in foreign currency rates on remeasurement of Canadian fixed assets	—	3,757
Stock based compensation	30,402	34,171
Change in fair value of warrant liability	(143)	(28,155)
Gain/Loss on disposal of property and equipment	(1,175)	—

Changes in operating assets and liabilities:
Accounts receivable	233	96,398
Prepaid expenses	5,771	65,126
Other assets	—	219
Tax credits receivable	(1,383)	(7,133)
Income tax payable/receivable	(11,572)	(7,399)
Accounts payable and accrued expenses	(65,039)	(281,096)
Operating lease liability	(77,926)	(77,934)
Net cash used in operating activities	(3,071,762)	(3,020,008)

Cash flows from investing activities:
Proceeds from sale of property and equipment	3,153	—
Deferred patent costs	(24,839)	(81,078)
Net cash used in investing activities	(21,686)	(81,078)

Cash flows from financing activities
Principal payments on finance leases	(3,872)	(3,519)
Proceeds from public offerings, net	1,749,311	4,290,674
Proceeds from exercise of stock options	—	19,100
Net cash provided by financing activities	1,745,439	4,306,255

Net change in cash and cash equivalents	(1,348,009)	1,205,169

Cash and cash equivalents at beginning of period	4,554,719	1,795,989
Cash and cash equivalents at end of period	$3,206,710	$3,001,158

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
In addition to our corporate headquarters located in Branford, Connecticut, the Company maintains a location in Montreal, Canada for certain research activities. The Company also opened a manufacturing and laboratory space in Groton, Connecticut during 2021.
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
Immediately prior to the effectiveness of the Company’s registration statement, the Company effected a 7.1-for-1 forward stock split (the "Forward Stock Split") of its issued and outstanding shares of common stock (the Forward Stock Split). On May 17, 2023, the Company changed the par value of its capital stock from $0.01 to $0.0001. Accordingly, all share and per share amounts for all periods presented in the accompanying unaudited condensed financial statements and notes thereto have been adjusted retroactively, unless otherwise noted, to reflect the effect of the Forward Stock Split. Refer to Note 6 for additional details relating to the Forward Stock Split.
At a special meeting of stockholders on February 20, 2025, our stockholders approved a further reverse split of our common stock at a specific ratio, ranging from one-for-two (1:2) to one-for-seven (1:7), with the exact ratio within such range and the timing of any such reverse split to be determined by our Board.
As of the date of this filing, our Board is still evaluating the need for a further reverse split and, if needed, the exact split ratio based on our financing alternatives and NYSE American compliance considerations. Our financial statements will not reflect the further reverse stock split until such time as it occurs.
In February 2024, the Company completed a follow-on public offering in which it issued and sold 555,567 shares of its common stock at a price to the public of $9.00 per share. The net proceeds received by the Company from the follow-on public offering were $4.3 million, after deducting underwriting discounts, commissions and other offering expenses. For further information regarding the February follow-on offering and related warrant issuance, refer to Notes 6 and 7, respectively.
On July 1, 2024, the Company effected a 30-for-1 reverse stock split of its issued and outstanding shares of common stock (the "Reverse Stock Split") and began trading on a split-adjusted basis the same day. There was no change in par value. Accordingly, all share and per share amounts for all periods presented in the accompanying unaudited condensed financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect the effect of the Reverse Stock Split. Refer to Note 6 for additional details relating to the Reverse Stock Split.
In July 2024, the Company completed a follow-on public offering in which it issued and sold 6,665,000 shares of its common stock at a price of $1.50 per share and Class A Warrants exercisable for an aggregate 13,330,000 shares of common stock. The net proceeds received by the Company from the follow-on public offering were $9.1 million, after deducting placement agent's fees and other offering expenses. For further information regarding the July follow-on offering and related warrant issuance, refer to Notes 6 and 7, respectively.
On January 14, 2025, the Company completed a follow-on offering in which it issued and sold 4,857,780 shares of its common stock at a price of $0.30 per share. The net proceeds received by the Company from the follow-on offering were $1.2 million, after deducting placement agent's fees and other offering expenses. The shares were offered by the Company pursuant to a shelf registration statement on Form S-3 filed with the SEC on July 1, 2024, and a final prospectus supplement dated January15, 2025. For further information regarding the January follow-on offering, refer to Notes 6 and 7 respectively.
On February 5, 2025, the Company completed a follow-on offering in which it issued 2,495,518 shares of its common stock at a public offering price of $0.28 per share and warrants to purchase up to 2,245,968 shares of common stock at an exercise price of

AZITRA, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
$0.54. The net proceeds received by the Company from the follow-on offering were $560,976 after deducting placement agent's fees and other offering expenses. The shares were offered by the Company pursuant to a shelf registration statement on Form S-3 filed with the SEC on July 1, 2024, and a final prospectus supplement dated February 6, 2025. For further information regarding the February follow-on offering and related warrant issuance, refer to Notes 6 and 7, respectively.
Going Concern Matters
The financial statements have been prepared on the going concern basis, which assumes that the Company will continue in operation for the foreseeable future, and which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, management has identified the following conditions and events that created an uncertainty about the ability of the Company to continue as a going concern. As of and for the for the period ended March 31, 2025, the Company has an accumulated deficit of $60.6 million, a loss from operations of $3.1 million, used $3.1 million to fund operations and had $2.6 million of working capital. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern.
The Company will require a significant amount of additional funds to complete the development of its product and to fund additional losses which the Company expects to incur over the next few years. The Company is still in its pre-commercialization phase and therefore does not yet have product revenue. Management plans to continue to raise funds through equity and/or debt financing to fund operating and working capital needs, however, there can be no assurance that the Company will be successful in securing additional financing, if needed, to meet its operating needs.
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
Unaudited Interim Financial Information
The unaudited interim financial statements and related notes have been prepared in accordance with U.S. GAAP for interim financial information, within the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and disclosures normally included in the annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The unaudited interim financial statements have been prepared on a basis consistent with the audited financial statements and in the opinion of management, reflect all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the results for the interim periods presented and of the financial condition as of the date of the interim balance sheet. The financial data and the other information disclosed in these notes to the interim financial statements related to the three months are unaudited. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These unaudited interim financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2024, and notes thereto that are included in the Company’s Annual Report on Form 10-K, as filed with the SEC on February 24, 2025.
Use of Estimates
The preparation of the financial statement in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheet. While management believes the estimates and assumptions used in the preparation of the financial statement are appropriate, actual results could differ from those estimates. The most significant estimates in the Company's condensed financial statements relate to accruals for research and development expenses, valuation of warrants and valuation of equity awards. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgements about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources.

AZITRA, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Concentration of Credit Risks and other Risks and Uncertainties
Financial instruments, which potentially subject the Company to significant concentrations of risk, consist principally of cash and cash equivalents. The Company’s cash is deposited with a federally insured U.S. financial institution. The Company has no off-balance sheet concentrations of credit risk, such as foreign currency exchange contracts, option contracts or other hedging arrangements.
The Company is dependent on contract research organizations ("CRO") to conduct, and manage our on-going clinical trials, and contract manufacturing organizations (“CMO”) to supply products for research and development of its product candidates, including preclinical and clinical studies, and for commercialization of its product candidates, if approved. The Company’s development programs could be adversely affected by any significant interruption in either the CRO's or the CMO’s operations or by a significant interruption in the supply of active pharmaceutical ingredients and other components.
Products developed by the Company require approval from the U.S. Food and Drug Administration (“FDA”) or other international regulatory agencies prior to commercial sales. There can be no assurance the Company’s product candidates will receive the necessary approvals. If the Company is denied approvals, approvals are delayed, or the Company is unable to maintain approvals received, such events could have a materially adverse impact on the Company.
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
Segment Information
The Company operates and manages its business as one operating segment, which is to discover and develop novel therapeutics to create a new paradigm for treating skin diseases. The Chief Executive Officer, who is the Chief Operating Decision Maker ("CODM"), reviews financial information on a aggregate basis, along with cash balances for purposes of allocating resources and evaluating performance. For additional segment disclosures, see Note 15.
Deferred Offering and Deferred Issuance Costs
The Company capitalizes deferred offering costs, which primarily consisted of direct, incremental legal, professional, accounting, and other third-party fees relating to the Company’s public offering initiatives associated with the filing of an S-1 Registration Statement. Once the Company completes the public offering, the Company records these amounts against the gross proceeds of these public offerings within the statements of stockholders’ equity.
In July 2024, the Company also filed a Form S-3 Registration Statement and recorded deferred issuance costs as a long-term asset. As shares are issued against the Form S-3 Registration Statement, the Company will record these amounts on a pro-rata basis against the gross proceeds within the statements of stockholders' equity. Additional issuance costs associated with the shares will also be recorded against the gross proceeds within the statements of stockholders' equity.
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
At March 31, 2025, the Company had operating right-of-use assets with a net value of $447,903 and current and long-term operating lease liabilities of $237,647 and $213,765, respectively.

AZITRA, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
In 2023, the Company entered into a lease for the use of certain equipment that is classified as a finance lease. The finance lease has a term of 36 months. At March 31, 2025, the Company had financing right-of-use assets with a net value of $20,652 and current and long-term operating lease liabilities of $16,456 and $5,843, respectively.
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
Research and Development
The Company accounts for research and development costs in accordance with Accounting Standards Codification (ASC) subtopic 730-10, Research and Development. Accordingly, research and development costs are expensed as incurred. Research and development costs consist of costs related to labor, materials and supplies, as well as fees paid to consultants, external research fees. Research and development costs incurred were $1,250,100 and $1,472,970 during the three months ended March 31, 2025 and 2024, respectively.
At March 31, 2025 and December 31, 2024, the Company had state tax credit receivables of $65,676 for pending refunds related to the selling of research and development tax credits back to the State of Connecticut. At March 31, 2025 and December 31, 2024, the Company had $27,666 for pending refunds related to Canadian Scientific Research and Experimental Development (SRED) credits. At March 31, 2025 and December 31, 2024, the Company had recorded $9,704 and $8,321, respectively, related to refunds of Canadian Goods and Services Tax (GST) and Quebec Sales Tax (QST). Receipts of refunds are recorded in research and development on the statements of operations.
Recent Accounting Pronouncements
In November 2024, the FASB issued ASU 2024-03, Income Statement: Reporting Comprehensive Income— Expense Disaggregation Disclosures, which requires more detailed information about specified categories of expenses (purchases of inventory, employee compensation, depreciation, amortization, and depletion) included in certain expense captions presented on the face of the income statement, as well as disclosures about selling expenses. This ASU is effective for fiscal years beginning after December 15, 2026 and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of this ASU or (2) retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements disclosures.
Management does not believe that any other recently issued, but not yet effective, accounting standards could have a material effect on the accompanying financial statements. As new accounting pronouncements are issued, the Company will adopt those that are applicable under the circumstances.

AZITRA, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
3. Property and Equipment
Property and equipment consisted of the following at:

	March 31, 2025	December 31, 2024
Laboratory equipment	$1,070,032	$1,070,032
Computers and office equipment	30,825	30,825
Furniture and fixtures	20,164	24,316
Leasehold improvements	28,855	28,855
Building equipment	14,932	14,932
Total property and equipment	1,164,808	1,168,960
Less accumulated depreciation & amortization	(543,796)	(515,003)
Total property and equipment, net	$621,012	$653,957
Depreciation and amortization expense was $30,967 and $29,935 for the three months ended March 31, 2025 and 2024, respectively. Fixed assets are reviewed for impairment each reporting period. The Company recorded gains on disposal of assets of $1,175 and $0 for the three months ended March 31, 2025 and 2024, respectively.

4. Intangible Assets
Intangible assets consisted of the following at:
March 31, 2025:

	Estimated Useful Life	Gross Amount	Accumulated Amortization	Impairment	Net Amount
Trademarks	Indefinite	$60,244	$—	$—	$60,244
Patents	17 years	213,931	30,035	—	183,896
Intangible assets		$274,175	$30,035	$—	$244,140
December 31, 2024:

	Estimated Useful Life	Gross Amount	Accumulated Amortization	Impairment	Net Amount
Trademarks	Indefinite	$60,244	$—	$—	$60,244
Patents	17 years	213,122	26,946	—	186,176
Intangible assets		$273,366	$26,946	$—	$246,420
During the three months ended March 31, 2025 and 2024, amortization expense related to intangible assets was $3,088 and $2,511, respectively.

AZITRA, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
5. Accrued Expenses
Accrued expenses consisted of the following at:

	March 31, 2025	December 31, 2024
Employee payroll and bonuses	$149,991	$410,781
Vacation	64,633	32,969
Research and development projects	73,810	75,047
Professional fees	171,418	82,762
Other	7,542	1,228
Total accrued expenses	$467,394	$602,787

6. Stockholders’ Equity
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
As consideration for ThinkEquity LLC serving as the placement agent for the offering (the "Placement Agent"), the Company paid the Placement Agent a cash fee of 7.5% of the aggregate gross proceeds of the Offering and reimbursed the Placement Agent for certain expenses, legal fees for a total of $537,559, and issued Placement Agent Warrants to designees to the Placement Agent.
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

AZITRA, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Warrants as calculated on the Reset Date was $0.7043. The number of shares of Common Stock issuable upon exercise of the Class A Warrants has not been proportionately adjusted due to the reset of the exercise price.
In consideration for Maxim Group LLC serving as the placement agent of the offering (the “Placement Agent”), the Company paid the Placement Agent a cash fee equal to 7% of the aggregate gross proceeds of the Offering, reimbursed the Placement Agent for certain expenses and legal fees for a total of $809,825, and issued Placement Agent Warrants.
The gross proceeds from the offering, before deducting the placement agent’s fees and other offering expenses, were approximately $10.0 million.
On January 14, 2025, the Company completed a follow-on offering in which it issued and sold 4,857,780 shares of its common stock at a price of $0.30 per share. The net proceeds received by the Company from the follow-on offering were $1.2 million, after deducting underwriting discounts, commissions and other offering expenses. The shares were offered by the Company pursuant to a shelf registration statement on Form S-3 filed with the SEC on July 1, 2024, and a final prospectus supplement dated January15, 2025.
In consideration for Maxim Group LLC serving as the placement of the Offering (the "Placement Agent"), the Company paid the Placement Agent a cash fee equal to 7.0% of the aggregate gross proceeds raised in the Offering and the reimbursed the Placement Agent for certain expenses and legal fees of $60,000. The Company also issued warrants to designees of the Placement Agent (the "Placement Agent Warrants").
On February 5, 2025, the Company completed a follow-on offering in which it issued 2,495,518 shares of its common stock at a public offering price of $0.2785 per share and warrants to purchase up to 2,245,968 shares of common stock. The net proceeds received by the Company from the follow-on offering were $561 thousand after deducting placement agent's fees and other offering expenses. The shares were offered by the Company pursuant to a shelf registration statement on Form S-3 filed with the SEC on July 1, 2024, and a final prospectus supplement dated February 6, 2025.
In consideration for Maxim Group LLC serving as the placement of the Offering (the "Placement Agent"), the Company paid the Placement Agent a cash fee equal to 4.0% of the aggregate gross proceeds raised in the Offering, reimbursed the Placement Agent for certain expenses and legal fees of $35,000, and issued Placement Agent Warrants.
Common Stock
At March 31, 2025 and December 31, 2024, per the Company’s amended and restated Certificate of Incorporation, the Company was authorized to issue 100,000,000 shares of $0.0001 par value common stock.
Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders.
The Company currently has 16,110,501 shares of common stock reserved for future issuance for the potential exercise of stock options and warrants outstanding at March 31, 2025.
Except as otherwise indicated, all share and share price amounts in this report gives effect to a forward stock split effected on May 17, 2023 at a ratio of 7.1-for-1, and the reverse stock split effected on July 1, 2024 at a ratio of 1-for-30. At a special meeting of stockholders on February 20, 2025, our stockholders approved a further reverse split of our common stock at a specific ratio, ranging from one-for-two (1:2) to one-for-seven (1:7), with the exact ratio within such range and the timing of any such reverse split to be determined by our Board.
As of the date of this filing, our Board is still evaluating the need for a further reverse split and, if needed, the exact split ratio based on our financing alternatives and NYSE American compliance considerations. Our financial statements will not reflect the further reverse stock split until such time as it occurs.
Preferred Stock
At March 31, 2025 and December 31, 2024, per the Company’s amended and restated Certificate of Incorporation, the Company has authorized 10,000,000 shares of $0.0001 par value preferred stock.
Upon the close of the Company’s IPO in June 2023, all of the then outstanding preferred stock converted to common stock, resulting in the issuance of shares of common stock in exchange for outstanding Series A (48,608 shares), Series A-1 (98,828 shares), and Series B Preferred Stock (109,485 shares), respectively. There was no gain or loss upon conversion.

7. Warrants
The Company issued warrants to purchase 1,596 shares of common stock in 2018 in conjunction with convertible debt financing that have a redemption provision providing the holder the right to have the Company redeem all or any portion of the warrant (or shares it

AZITRA, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
has converted into) at a purchase price equal to the fair market value of the shares as determined by the board of directors or an independent appraiser. As a result of this redemption provision, the warrants have been classified as a liability in the financial statements based on ASC 480. These warrants have an exercise price of $14.40 per share and a term of 10 years. The warrants are marked to market each reporting period. The fair value was $238 and $381 at March 31, 2025 and December 31, 2024, respectively.
The Company issued 2,000 warrants to its underwriters as part of our initial public offering in fiscal 2023. In fiscal 2024, the Company issued an additional 22,223 warrants in February, and 266,600 warrants in July to its underwriters as part of our follow-on offerings in fiscal 2024. The underwriter warrants have a term of 5 years.
In connection with the February 2024 follow-on offering, the Company also issued warrants to designees to the placement agent exercisable for an aggregate of 22,223 shares of Common Stock at an exercise price of $11.40 per share (125% of the $9.00 public offering price) and which expire on February 16, 2029. The warrants were evaluated in accordance with ASC 718 and recorded within stockholders' equity.
The Company issued 13,330,000 Class A Warrants to investors who participated in the Company's July 2024 follow-on public offering. The Class A Warrants had an initial exercise price of $1.50 per share of Common Stock, however on August 24, 2024 the exercise price was reset to $0.7043. See Note 6. The number of shares of Common Stock issuable upon exercise of the Class A Warrants were not proportionately adjusted in connection with the reset of the exercise price.
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
In connection with the July 2024 follow-on offering, the Company also issued warrants to designees of the placement agent exercisable for an aggregate of 266,600 shares of Common Stock. The warrants have substantially the same terms as the Class A Warrants, except that the placement agent warrants have an exercise price equal to $1.875 per share (125% of the $1.50 public offering price), have an initial exercise date of January 23, 2025 and expire on July 23, 2029. The placement agent warrants were evaluated in accordance with ASC 718 and recorded within stockholders' equity.
In connection with the January 2025 follow-on offering, as consideration for Maxim Group LLC serving as the placement agent of the Offering, the Company also issued warrants to designees of the placement agent exercisable for an aggregate of 194,311 shares of Common Stock, which represent 4.0% of the aggregate number of shares of common stock sold in the offering, at an exercise price per share equal to 125% of the public offering price of $0.375. The warrants are exercisable six months from the date of issuance and expire five years from the commencement of the sales in this offering. The warrants may be exercisable via cashless exercise in certain circumstances. The warrants were evaluated in accordance with ASC 718 and recorded within stockholders' equity.
In connection with the February 5, 2025 follow-on offering, the Company issued warrants to purchase up to 2,245,968 shares of common stock at an exercise price of $0.54. The warrants are exercisable on the six-month and one day anniversary of their issuance,

AZITRA, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
and their exercise price was calculated as the greater of the (1) book value of the common stock or (ii) market value of the common stock as determined by the NYSE American Rules.
The following table summarizes information about warrants outstanding at March 31, 2025:

		Warrants Outstanding			Warrant Exercisable
Year Granted	Exercise Price	Number of Warrants at 03/31/2025	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Warrants at 03/31/2025	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price

2018	$14.40	1,596	3.0 years	$14.40	1,596	3.0 years	$14.40
2019	$158.40	7,195	0.9 years	$158.40	7,195	0.9 years	$158.40
2023	$187.50	2,000	3.2 years	$187.50	2,000	3.2 years	$187.50
2024	$11.40	22,223	3.9 years	$11.40	22,223	3.9 years	$11.40
2024	$0.70	13,329,000	4.3 years	$0.70	13,329,000	4.3 years	$0.70
2024	$1.88	266,600	4.3 years	$1.88	266,600	4.3 years	$1.88
2025	$0.38	194,311	4.8 years	$0.38	—	0.0 years	$—
2025	$0.54	2,245,968	4.9 years	$0.54	—	0.0 years	$—
		16,068,893		$0.80	13,628,614		$0.85

8. Stock Options
In March 2023, the Company’s Board of Directors and stockholders approved the 2023 Stock Incentive Plan (“2023 Plan”). The 2023 Plan allows the Compensation Committee to grant up to 1,211,068 shares of Common Stock in the form of incentive and non-statutory stock options, restricted stock awards, restricted stock units, and other stock-based awards to employees, directors, and non-employees. As of March 31, 2025, options to purchase 1,333 shares of common stock had been granted and were outstanding under the 2023 Plan and 1,209,734 shares of common stock were available for grant under the plan. On October 3, 2024, the Company’s Board of Directors approved amendments to the 2023 Plan that, subject to stockholder approval, would (i) increase the number of shares of Common Stock that may be issued under the 2023 Plan by 1,144,401 shares and (ii) adopt an evergreen provision to the 2023 Plan providing for an automatic 5% annual increase in the shares of Common Stock available for issuance under the 2023 Plan over the next 10 years. Both amendments were approved by the Company’s stockholders at the Company’s annual stockholder meeting held on November 20, 2024.
During 2016, the Company established the Azitra Inc. 2016 Stock Incentive Plan ("2016 Plan") which provides for the grant up to 49,687 shares of Common Stock in the form of stock options and restricted shares to the Company’s employees, officers, directors, advisors and consultants. As of March 31, 2025, options to purchase 40,275 shares of common stock had been granted and 7,457 shares of common stock were available for grant under the 2016 Plan.
At March 31, 2025, there was $50,318 of unamortized compensation expense that will be amortized over the remaining vesting period. At March 31, 2025 and 2024, there were 0 and 13,120 performance-based options outstanding, respectively with fair values of $0 and $109,551, respectively. The Company determined the options qualified as plain vanilla under the provisions of SAB 107 and the simplified method was used to estimate the expected option life.

AZITRA, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Stock-based compensation expense recognized for options was as follows:

	For the Three Months Ended March 31,
	2025	2024
Research and development	$570	$626
General and administrative	29,832	33,545
Total	$30,402	$34,171
The following table summarizes information about options outstanding and exercisable at March 31, 2025:

	Options Outstanding			Options Exercisable
Exercise Price	Number of Options at March 31, 2025	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options at March 31, 2025	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price

$14.32	6,870	0.8 years	$14.32	6,870	0.8 years	$14.32
$27.80	6,735	0.6 years	$27.80	6,735	0.6 years	$27.80
$51.08	26,671	4.6 years	$51.08	26,320	4.6 years	$51.08
$62.10	1,332	8.5 years	$62.10	542	8.5 years	$62.10
	41,608			40,467
Total stock option activity for the period ended March 31, 2025, is summarized as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2024	41,608	$41.60	3.7 years	—
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at March 31, 2025	41,608	$41.60	3.4 years	—
Vested and Exercisable at March 31, 2025	40,467	41.11	3.3 years	—

AZITRA, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
9. Fair Value Measurements
The following tables summarize the fair values and levels within the fair value hierarchy in which the fair value measurements fall for assets and liabilities measured on a recurring basis as of:
March 31, 2025

Description	Level 1	Level 2	Level 3	Total

Liabilities
Common stock warrants	$—	$—	$238	$238
Total	$—	$—	$238	$238
December 31, 2024

Description	Level 1	Level 2	Level 3	Total

Liabilities
Common stock warrants	$—	$—	$381	$381
Total	$—	$—	$381	$381
The following table presents the changes in Level 3 instruments measured on a recurring basis for the period ended March 31, 2025:

Balance at December 31, 2024	$381
Changes in fair value of warrants	(143)
Balance at March 31, 2025	$238
At March 31, 2025 and December 31, 2024, the Company estimated the fair value of the warrants using the Black-Scholes option pricing model with the following assumptions:

	March 31, 2025	December 31, 2024
Underlying common stock value	$0.30	$0.43
Expected term (years)	3.04	3.29
Expected volatility	175%	172%
Risk free interest rate	4%	4%
Dividend yield	—%	—%

Fluctuations in the fair value of the Company’s common stock, and the expected volatility are the primary drivers for the change in the common stock warrant liability valuation during each year. As the fair value of the common stock, and expected volatility increases the value to the holder of the instrument generally increases.
10. Net Loss Per Share
The following potential common stock equivalents, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

AZITRA, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

	March 31,
	2025	2024
Options to purchase shares of common stock	41,608	1,248,255
Warrants outstanding	16,068,893	990,416
Total	16,110,501	2,238,671

11. Commitments and Contingencies
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
During the three months ended March 31, 2025 and 2024, the Company did not capitalize any payments made under this license.
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
Future minimum payments under non-cancelable operating leases with initial or remaining terms in excess of one year during each of the next five years follow:

2025	$193,393
2026	203,108
2027	66,782
2028	6,854
Total future undiscounted lease payments	470,137
Less interest	(18,725)
Present value of minimum lease payments	$451,412

AZITRA, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Rent expense for all operating leases was $84,714 and $84,714 for the three months ended March 31, 2025 and 2024, respectively. The weighted average lease term for all operating leases is 1.9 years. The weighted average discount rate for all operating leases is 4.25%.
Finance Leases
During 2023, the Company entered into an agreement with Hewlett Packard to lease equipment. The lease requires monthly payments of $1,478, including tax. The lease is for a 3 years term with option of purchase or extension at term end. The remaining lease term is 1.3 years and the discount rate is 9.60%.

The following is a schedule showing the future minimum lease payments under finance leases by years and the present value of the minimum payments as of March 31, 2025.

2025	$13,305
2026	8,871
2027	1,480
Total future undiscounted lease payments	23,656
Less interest	(1,357)
Present value of minimum lease payments	$22,299
Lease expense for the finance lease was $3,870 and $3,870 for the three months ended March 31, 2025 and 2024, respectively. Interest expense for the finance lease was $562 and $915 for the three months ended March 31, 2025 and 2024, respectively.

12. Retirement Plan
Effective January 1, 2019, the Company sponsors a 401(k) plan that covers substantially all employees. In order to be eligible to participate, an employee must complete two consecutive months of service and work a minimum of two hundred fifty hours or work 1,000 hours in their first year of service. Employees may make pre-tax deferrals upon meeting the Plan eligibility requirements. Effective January 1, 2020, the Plan was transitioned to a safe harbor plan in which highly compensated employees are not eligible for matching contributions and non-highly compensated employees earn 100% match on first 3% contributed and 50% on the next 2% contributed. Total employer matching contributions were $4,581 and $4,126 for the three months ended March 31, 2025 and 2024, respectively.
13. Concentration of Credit Risk
Financial instruments that potentially subject the Company to credit risk consist principally of cash.
The cash balance identified in the balance sheet is held in an account with a financial institution and insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. At times, cash maintained on deposit may be in excess of FDIC limits.

14. Related Parties
There was no related party revenue for the three months ended March 31, 2025 and 2024, respectively. There was no accounts receivable due from the related party at March 31, 2025 and December 31, 2024, respectively.
In July 2024, Bayer was no longer considered a related party as their holdings in the Company no longer exceeded 5% of the total outstanding common stock, and the amounts disclosed above are accordingly presented while they were considered a related party.
15. Segment Information
The Company operates and manages its business as a single reportable segment, which is to discover and develop novel therapeutics to create a new paradigm for treating skin diseases. The Chief Executive Officer, who is the Chief Operating Decision Maker ("CODM"), manages and evaluates the Company's performance on a total Company basis of net loss and assessing how to allocate resources based on the Company cash position. as reported in the Company's balance sheet and statement of operations. The Company's significant expenses are consistent with the expense categories presented in the statement of operations.
As of March 31, 2025, all of the Company's fixed assets were maintained in the United States and Canada on an original costs basis of $893,238 and $271,569, respectively.

AZITRA, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

16. Subsequent Events
The Company has evaluated events subsequent to the balance sheet date through May 13, 2025, the date these financial statements are issued.
On April 15, 2025 the Company extended its lease for office and lab space in Groton, CT for a period of one year with no change in monthly rent payments.
On April 11, 2025 the Company extended its lease for office and lab space in Montreal, Quebec for a period of one year. Monthly rent payments will increase to $9,436.46 CAD.
On April 24, 2025, the Company entered into a Purchase Agreement with Alumni Capital LP (the "Purchaser"), whereby the Company has the right, but not the obligation, to sell to the Purchaser, and the Purchaser is obligated to purchase, up to an aggregate of $20 million (the "Investment Amount") of shares of the Company’s common stock in a series of purchases. The term of the Purchase Agreement is through December 31, 2026, or the date on which the Purchaser shall have purchased the Shares pursuant to the Purchase Agreement for an aggregate purchase price of the Investment Amount. During the term, the Company may at its election cause the Purchaser to make a series of purchases of Shares, each up to $750,000, or up to $4 million dollars upon consent of the Purchaser. The closing of each purchase pursuant to the Purchase Agreement will be no later than five business days after the Company provides a notice to for the purchase. The purchase price of the Shares that the Company elects to sell to the Purchaser pursuant to the Purchase Agreement will be equal to the lowest daily volume weighted average price of the Common Stock during the period commencing on the date that the Company delivers a notice requiring the purchase of Shares by the Purchaser and ending on the earlier to occur of (i) five (5) business days immediately following such date and (ii) the date on which the Purchaser notifies the Company that it is prepared to proceed with the relevant closing, multiplied by 90%. Upon each purchase, the Purchaser will receive warrants to purchase such number of shares of the Company’s Common Stock equal to 10% of the number of Shares purchased in the related purchase (the “Warrants”). The Exercise Price shall equal 130% of the price per share paid upon closing. The exercise of the Warrant will be subject to stockholder approval and expire five years after issuance. The Warrants may be exercised via cashless exercise if there is no effective registration statement, or current prospectus available for, the resale of the Warrant Shares. In no event may the Company issue to the Purchaser under the Purchase Agreement Shares in an amount greater than 19.99% of the total number of shares of Common Stock issued and outstanding immediately prior to the execution of the Purchase Agreement (the “Exchange Cap”), unless the Company obtains stockholder approval to issue shares of Common Stock in excess of the Exchange Cap.
On May 2, 2025, the Company issued 747,000 shares, and 74,700 warrants to Alumni Capital LP under the terms of the Purchase Agreement. Gross proceeds from this offering were approximately $201,000. Additionally, on May 12, 2025, the Company issued an additional 750,000 shares and 75,000 warrants under the Purchase Agreement with an estimated gross proceeds of $200,000.
As of May 13, 2025, the Company is still evaluating the appropriate accounting treatment of the transactions disclosed in our subsequent events footnote.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and the related notes thereto contained elsewhere in this report. The information contained in this quarterly report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this report and in our other filings with the Securities and Exchange Commission, or SEC, including our Form 10-K for the year ended December 31, 2024 and filed with the SEC on February 24, 2025.
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
Our future results, including results related to forward-looking statements, involve a number of risks and uncertainties, including those risks included in the “Risk Factors” section in our Form 10-K for the year ended December 31, 2024 and filed with the SEC on February 24, 2025. No assurance can be given that the results reflected in any forward-looking statements will be achieved. Any forward-looking statement speaks only as of the date on which such statement is made. Our forward-looking statements are based upon assumptions that are sometimes based upon estimates, data, communications and other information from suppliers, government agencies and other sources that may be subject to revision. Except as required by law, we do not undertake any obligation to update or keep current either (i) any forward-looking statement to reflect events or circumstances arising after the date of such statement or (ii) the important factors that could cause our future results to differ materially from historical results or trends, results anticipated or planned by us, or which are reflected from time to time in any forward-looking statement.
General
We were formed in January 2014 as a biopharmaceutical company focused on developing innovative therapies for precision dermatology using engineered proteins and live biotherapeutic products. We are an early-stage clinical biopharmaceutical company and have not commenced commercial operations.
To date, we have capitalized our operations primarily through a series of private placements of our convertible preferred stock and convertible promissory notes and our initial public offering, IPO, of common stock which closed on June 21, 2023. In connection with our IPO, we issued 50,000 shares of our common stock at a public offering price of $150 per share. Concurrent with the close of our IPO, all of our outstanding shares of convertible preferred stock and convertible promissory notes converted into a total of 298,384 shares of our common stock. In February 2024, we completed a follow-on public offering in which we issued and sold 555,567 shares of our common stock at a price to the public of $9.00 per share. On July 25, 2024, we completed a follow-on offering of an aggregate of 6,665,000 shares of our common stock, and Class A warrants to purchase up to 13,330,000 shares of common stock, at a combined public offering price of $1.50 per share and accompanying warrants. On January 14, 2025, we completed a follow-on offering in which we issued and sold 4,857,780 shares of our common stock at a price of $0.30 per share. The net proceeds received by us from the follow-on offering were $1.2 million, after deducting placement agent's fees and other offering expenses. The shares were offered by us pursuant to a shelf registration statement on Form S-3 filed with the SEC on July 1, 2024, and a final prospectus supplement dated January 15, 2025. On February 5, 2025, we completed a follow-on offering in which we issued 2,495,518 shares of our common stock at a public offering price of $0.2785 per share and warrants to purchase up to 2,245,968 shares of common stock. The net proceeds received by the Company from the follow-on offering were $561 thousand after deducting placement agent's fees and other offering expenses. The shares were offered by us pursuant to a shelf registration statement on Form S-3 filed with the SEC on July 1, 2024, and a final prospectus supplement dated February 6, 2025. The warrants are exercisable on the six-month and one day anniversary of their issuance, and their exercise price is equal to the greater of the (1) book value of the common stock or (ii) market value of the common stock as determined by the NYSE American Rules.
As of May 13, 2025, we had 16,476,354 shares of our common stock issued and outstanding. Except as otherwise indicated, all share and share price this report gives effect to a reverse stock split effected on July 1, 2024 at a ratio of 30-for-1. As of the date of this filing, our Board is still evaluating the need for a further reverse split and, if needed, the exact split ratio based on our financing alternatives and NYSE American compliance considerations. Our financial statements will not reflect the further reverse stock split until such time as it occurs.
Overview
We focused on developing innovative therapies for precision dermatology using engineered proteins and topical live biotherapeutic products. We have built a proprietary platform that includes a microbial library comprised of approximately 1,500 unique bacterial strains that can be screened for unique therapeutic characteristics. The platform is augmented by an artificial intelligence and machine learning technology, which can enable the transformation of previously genetically intractable strains. Our initial focus is on the development of genetically engineered strains of Staphylococcus epidermidis, or S. epidermidis, which we consider to be an optimal therapeutic candidate species for engineering of dermatologic therapies. The particular species demonstrates a number of well-described properties in the skin. As of the date of this report, we have identified among our microbial library over 60 distinct bacterial species that we believe are capable of being engineered to create living organisms or engineered proteins with significant therapeutic effect.
We are a pioneer in genetically engineered bacteria for therapeutic use in dermatology. Our goal is to leverage our platforms and internal microbial library bacterial strains to create new therapeutics that are either engineered living organisms or engineered proteins or peptides to treat skin diseases. Our initial focus is on the development of our current programs, including:
•ATR-12, which includes a genetically modified strain of S. epidermidis for treating the orphan disease, Netherton syndrome, a chronic and sometimes fatal disease of the skin estimated to affect approximately one in every 100,000, but its prevalence may be underestimated due to misdiagnosis caused by similarities to other skin diseases. We received Pediatric Rare Disease Designation for ATR-12 by the United States Food and Drug Administration, or FDA, in 2019. In December 2022, we submitted an investigational new drug application, or IND, for a Phase 1b clinical trial of ATR-12 in Netherton syndrome patients, and on January 27, 2023 we received notification from the FDA that the “study may proceed” with respect to the proposed Phase 1b clinical trial. After submitting post-IND manufacturing reports, we have commenced operating activities for our Phase 1b clinical trial in December 2023, and we dosed our first patient in August 2024. We expect to report initial clinical safety results in the first half of 2025.
•ATR-04, which includes a genetically modified strain of S. epidermidis for treating the papulopustular rash experienced by cancer patients undergoing epidermal growth factor receptor inhibitor, or EGFRi, targeted therapy. In August 2024, we obtained IND clearance from the FDA to commence a Phase 1/2 clinical trial in certain cancer patients undergoing EGFRi targeted therapy. In September 2024, we obtained Fast Track designation by the FDA in this indication. We expect to dose the first patient in the Phase 1/2 clinical trial in the first half of 2025.
•ATR-01, which includes a genetically modified strain of S. epidermidis that expresses an engineered recombinant human filaggrin protein for treating ichthyosis vulgaris, a chronic, xerotic (abnormally dry), scaly skin disease with an estimated incidence and prevalence of 1 in 250, which suggests a total patient population of 1.3 million in the United States. We are planning to perform lead optimization and IND-enabling studies in 2025 to support an IND filing in early 2026.
•Two separate strains of bacterial microbes have been investigated and developed by us and Bayer Consumer Care AG, the consumer products division of Bayer AG, or Bayer, the international life science company. We entered into a Joint Development Agreement, or JDA, with Bayer in December 2019. Under the terms of the JDA, we are responsible for testing our library of bacterial strains and their natural products for key preclinical properties. After screening through hundreds of strains, we and Bayer have selected two particular strains to move forward into further development. Bayer holds the exclusive option to license the patent rights to these strains.

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

•Advance our lead programs, ATR-12 and ATR-04, through clinical trials. In 2022, we obtained pre-IND correspondence with the FDA for purposes of discussing our proposed regulatory pathway for the ATR-12 program and obtaining guidance from the FDA on the preclinical plan leading to the filing and acceptance of an IND for ATR-12. In December 2022, we filed an IND for an ATR-12 first-in-human trial in Netherton syndrome patients. On January 27, 2023, we received notification from the FDA that the “study may proceed” with respect to the proposed Phase 1b clinical trial, and in August 2024 we initiated dosing the first patient in the ATR-12 Phase 1b clinical trial. In August 2024, we received IND clearance from the FDA for a first-in-human Phase 1b/2a clinical trial in patients with EGFRi-associated rash, and in September 2024, the FDA granted Fast Track designation for the ATR-04 program. We commenced a Phase 1b trial for our ATR-04 program in certain cancer patients undergoing EGFRi therapy in the fourth quarter of 2024. We expect to dose the first patient in the ATR-04 Phase 1/2 clinical trial in the first half of 2025. We expect to report initial safety results of the first patients dosed in our Phase 1b clinical trial for our ATR-12 program in Netherton syndrome patients in mid-2025 with full results anticipated in the second half of 2025.
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
•Leverage our academic partnerships. We currently have partnerships with investigators at the Fred Hutchinson Cancer Center, Yale University, Duke University, and Carnegie Mellon University. We expect to leverage these partnerships and potentially expand them or form other academic partnerships to bolster our engineering platforms and expand our research and development pipeline.
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

Results of Operations

We are an early-stage clinical biopharmaceutical company, formed in January 2014, and have limited operating history. We have not commenced revenue-producing operations, and our core focus is on the research and development of innovative therapies for precision dermatology using engineered proteins and live biotherapeutic products. To date, our operations have consisted of the development of our proprietary microbial library, the identification, characterization and testing of certain bacterial species from our microbial library that we believe are capable of being engineered to provide significant therapeutic effect and the development of our initial product candidates.

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

The following table summarizes our results of operations with respect to the items set forth below for the for the three months ended March 31, 2025 and 2024 together with the percentage change for those items.

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
Operating expenses:
General and administrative	1,850,138	1,488,527	361,611	24%
Research and development	1,250,100	1,472,970	(222,870)	(15)%
Total operating expenses	3,100,238	2,961,497	138,741	5%

Loss from operations	(3,100,238)	(2,961,497)	(138,741)	5%

Other income (expense):
Interest income	37,164	7,609	29,555	388%
Interest expense	(1,293)	(915)	(378)	41%
Change in fair value of warrants	143	28,255	(28,112)	—%
Other expense	(4,121)	(6,327)	2,206	(35)%
Total other income	31,893	28,622	3,271	11%

Loss before income taxes	(3,068,345)	(2,932,875)	(135,470)	5%

Income tax expense	—	—	—	—%

Net loss attributable to common shareholders	$(3,068,345)	$(2,932,875)	$(135,470)	5%

General and Administrative

General and administrative costs during the first three months of fiscal 2025 increased by $361,611, or 24%, to $1,850,138 from the prior year period. The increase was primarily related to an increase of $209,000 in accounting costs primarily related to an increase in fees paid to external auditors and NYSE, an increase of $48,000 in legal fees, an increase of $40,000 in public relations expenditures, an increase of $35,000 for the use of business consultants, and an increase of $12,000 in repairs and maintenance offset by a decrease of $22,000 in insurance costs, a decrease of $10,000 in rent expenses and a net increase of approximately $50,000 in other overhead expenses.

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
Historically, we have not reported research and development expenses by program or by product candidates due to certain operational and system constraints. During three months ended March 31, 2025 and March 31, 2024, our research and development expenses by category were as follows:

	Three Months Ended March 31,
Expense Category:	2025	2024
Preclinical and clinical research and development activities	$668,759	$538,478
Chemistry, manufacturing and controls (CMC)	29,728	303,599
Personnel & consultants related expenses	551,613	630,893
Total research and development expenses	$1,250,100	$1,472,970
During the first three months of fiscal 2025, research and development expenses decreased by $222,870, or 15%, to $1,250,100 from the prior year period. The decrease was primarily related to a decrease of $274,000 in CMC costs, $89,000 in consultant costs, and $81,000 in research and development costs primarily associated with our ATR-04 program as the program moves into the clinic offset by an increase of $175,000 in clinical costs associated with our ATR-04 program as we enter the clinic, an increase of $37,000 in research and development costs associated with our ATR-01 program, an increase of $17,000 in lab supply costs, and an overall net decrease of approximately $8,000 in other costs.

We expect our research and development expenses to significantly increase in the future due primarily to our planned clinical trial activity and continued development of product candidates.

Other Income

Our other income consists of interest income, loss on foreign currency translation, change in fair value of warrants, gain on disposal of property and equipment, and interest expense. During the first three months of fiscal 2025, other income increased by $3,271, or 11%, compared to the comparable period in fiscal 2024. The increase was primarily related to a increase of $30,000 in interest income offset by a decrease of $28,000 attributable to the decrease in warrant value, and a net increase of approximately $1,000 attributable to other income.

Financial Condition

As of March 31, 2025, we had total assets of approximately $5.9 million and working capital of approximately $2.6 million. As of March 31, 2025, our liquidity included approximately $3.2 million of cash and cash equivalents. We believe that our cash on-hand as of the date of this report will not be sufficient to cover our proposed plan of operations over the next twelve months. We intend to seek additional funds through various financing sources, including the sale of our equity and debt securities, federal grants, licensing fees for our technology and joint ventures with industry partners. In addition, we will consider alternatives to our current business plan that may enable us to achieve revenue producing operations and meaningful commercial success with a smaller amount of capital. However, there can be no guarantees that such funds will be available on commercially reasonable terms, if at all. If such financing is not available on satisfactory terms, we may be unable to further pursue our business plan and we may be unable to continue operations.

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

As of the date of this filing, management has determined there is substantial doubt about our ability to continue as a going concern based on our lack of revenue from commercial operations, significant losses, and the need to raise additional capital to support ongoing operations. Our contractual commitments primarily consist of operating and financing leases with contractual undiscounted balances of $470,137, and $23,656, respectively as of March 31, 2025. Refer to Footnote 11 for more detailed information regarding our lease commitments. Additionally, as we continue to progress our product candidates through clinical trials, we will continue to incur additional costs related to our CRO's. It is common in our industry for the CRO's to require significant up-front cash payments prior to the beginning of such trial phases, and additional cash payments upon the achievement of certain milestones per the contracts' terms.
Cash Flows

The following table shows a summary of our cash flows for the periods indicated:

	Three Months Ended March 31,
	2025	2024

Net cash used in operating activities	$(3,071,762)	$(3,020,008)

Net cash used in investing activities	$(21,686)	$(81,078)

Net cash provided by financing activities	$1,745,439	$4,306,255

Net increase in cash	$(1,348,009)	$1,205,169

Operating Activities

During the first three months of fiscal 2025, operating activities used $3.1 million of cash primarily driven by our net loss of $3.1 million. During the comparable period of fiscal 2024, operating activities used $3.0 million of cash primarily driven by our net loss of $2.9 million and by non-cash items of $0.1 million.

Investing Activities

During the first three months of fiscal 2025, investing activities used $21,686 of cash driven by $24,839 in trademark and deferred patent costs offset by $3,153 in proceeds from the sale of property and equipment. During the comparable period of fiscal 2024, investing activities used $81,078 of cash attributable to trademark and deferred patent costs.

Financing Activities

During the first three months of fiscal 2025, financing activities provided $1.7 million in cash primarily driven by proceeds from our January and February 2025 follow-on public offerings. During the comparable period of fiscal 2024, financing activities provided $4.3 million in cash primarily driven by proceeds from our February 2024 follow-on offering.

Critical Accounting Policies

During the three months ended March 31, 2025, there were material changes to our critical accounting policies previously disclosed in our Form 10-K dated December 31, 2024 and filed with the SEC on February 24, 2025. We no longer consider our revenue recognition, and estimating the fair value of our common stock critical accounting policies as we currently do not have transactions that produce revenue, and since we are a publicly traded company, we no longer need to estimate the fair value of our common stock as the Company's common stock is traded on the NYSE American.

Critical Accounting Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our condensed financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these condensed financial statements requires us to make judgments and estimates that affect the reported amounts of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities in our condensed financial statements. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. On an ongoing basis, we evaluate our judgments and estimates in light of changes in circumstances, facts and experience. The effects of material revisions in estimates, if any, will be reflected in the condensed financial statements prospectively from the date of change in estimates. There were no material changes to our critical accounting estimates as reported in our Form 10-K for the year ended December 31, 2024 and filed with the SEC on February 24, 2025.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as of March 31, 2025. In the course of that evaluation, we identified a material weakness as it relates to a lack of adequate segregation of accounting functions. We intend to increase staffing within our accounting infrastructure sufficient to facilitate proper segregation of accounting functions and to enable appropriate review of our internally prepared financial statements. Based upon the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2025.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1A. Risk Factors

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those forward-looking statements include our expectations, beliefs, intentions and strategies regarding the future. You should carefully consider the risk factors discussed in the “Risk Factors” section in our Form 10-K for the year ended December 31, 2024 as, in light of those risks, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in our forward-looking statements. Other than as set forth below, there have been no material changes in the risk factors included in our 2024 Form 10-K. The risk factors described in our 2024 Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.
Changes in U.S. and international trade policies may adversely impact our business and operating results.

We currently rely on foreign third-party manufacturers and service providers in connection with certain aspects of our clinical operations. The U.S. government and persons involved in the Trump administration have made statements and taken certain actions that have led to, and may continue to lead to, changes to U.S. and international trade policies. In April 2025, the U.S. government commenced collecting a 10% tariff on imports from many countries, with higher levies on goods from larger trading partners. If maintained, tariffs and the potential escalation of trade disputes with foreign countries could pose a risk to our business and could result in higher operating expenses. The extent and duration of any tariffs and the resulting impact on general economic conditions and on our business are uncertain and depend on various factors, such as negotiations between the United States and other countries, the response of such countries, exemptions or exclusions that may be granted, availability and cost of alternative sources of supply of materials we purchase from companies targeted with tariffs. The foreign country hardest hit by the U.S. tariffs to date has been China, however we do not currently import any goods or services from China. The tariffs have not been applied to the provision of services by foreign service providers as of the date of this filing, however there can be no assurance that the U.S. administration will not attempt to apply tariffs to the provision of overseas services going forward. There can be no assurance that U.S. policies on tariffs and international trade will not increase the cost of manufacturing our product candidates and supporting materials, and import or export of raw materials and finished product candidates used in our and our collaborators’ preclinical studies and clinical trials.

Number	Exhibit Description	Method of Filing

3.1	Second Amended and Restated Certificate of Incorporation of the Registrant	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on June 21, 2023.
3.2	Second Amended and Restated Bylaws of the Registrant	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on June 21, 2023.
3.3	Certificate of Amendment dated June 27, 2024 to Amended and Restated Certificate of Incorporation	Incorporated herein by reference to the Company's Form S-3 filed on July 1, 2024.
3.4	Amendment to Second Amended and Restated Bylaws of the Registrant	Incorporated herein by reference to the Company's Current Report on Form 8-K filed on August 12, 2024.
4.1	Form of Placement Agent Warrant issued to Maxim Partners, LLC	Incorporated herein by reference to the Company's Current Report on Form 8-K filed on January 16, 2025
4.2	Form of Letter Agreement Between the Registrant and investors in February 2025 Securities Offering	Incorporated herein by reference to the Company's Current Report on Form 8-K filed on February 6, 2025
4.3	Form of Warrant issued to Investors in February 2025 Securities Offering	Incorporated herein by reference to the Company's Current Report on Form 8-K filed on February 6, 2025
4.4	Form of Warrant, dated April 24, 2025 issuable to Alumni Capital LP	Incorporated herein by reference to the Company's Current Report on Form 8-K filed on April 24, 2025
10.1	Form of Purchase Agreement, dated April 24, 2025, by and between the Registrant and Alumni Capital LP	Incorporated herein by reference to the Company's Current Report on Form 8-K filed on April 24, 2025
31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002	Filed electronically herewith.
31.2	Certification under Section 302 of the Sarbanes-Oxley Act of 2002	Filed electronically herewith.
32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	Filed electronically herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

AZITRA, INC.

Date: May 13, 2025	By:	/s/ Francisco D. Salva
Francisco D. Salva,
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2025	By:	/s/ Norman Staskey
Norman Staskey
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capabilities and on the dates indicated.

Signature	Title	Date

/s/ Francisco D. Salva	President, Chief Executive Officer and Director	May 13, 2025
Francisco D. Salva,	(Principal Executive Officer)

/s/ Norman Staskey	Chief Financial Officer, and Treasurer	May 13, 2025
Norman Staskey	(Principal Financial and Accounting Officer)