Form 10-Q
period 2025-06-30
Azitra, Inc.
filed 2025-08-11
CIK 1701478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant's common stock outstanding as of August 11, 2025 was 23,476,354.

PART I FINANCIAL INFORMATION
ITEM 1. Financial Statements.
AZITRA, INC.
CONDENSED BALANCE SHEETS

	June 30, 2025	December 31, 2024
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$1,045,730	$4,554,719
Accounts receivable	—	233
Tax credits receivable	78,407	101,663
Deferred offering costs	—	4,106
Prepaid expenses	675,553	567,569
Total current assets	1,799,690	5,228,290

Property and equipment, net	601,504	653,957
Financing lease right-of-use asset	16,782	24,522
Operating lease right-of-use asset	552,032	527,393
Intangible assets, net	258,665	246,420
Deferred patent costs	644,505	593,802
Deferred issuance costs	35,435	37,477
Other assets	47,409	46,941
Total assets	$3,956,022	$7,358,802

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	635,842	490,255
Income tax payable	—	11,572
Current financing lease liability	16,854	16,066
Current operating lease liability	286,499	255,177
Accrued expenses	513,166	602,787
Total current liabilities	1,452,361	1,375,857

Long-term financing lease liability	1,479	10,105
Long-term operating lease liability	273,027	274,161
Warrant liability	184	381
Total liabilities	1,727,051	1,660,504

Commitments and contingencies (Note 11)

The accompanying notes are an integral part of these unaudited condensed financial statements.

AZITRA, INC.
CONDENSED BALANCE SHEETS

Stockholders' equity
Preferred stock; $0.0001 par value; 10,000,000 shares authorized at June 30, 2025 and December 31, 2024; 0 shares issued at June 30, 2025 and December 31, 2024	—	—
Common stock; $0.0001 par value, 100,000,000 shares authorized at June 30, 2025 and December 31, 2024, 17,976,354 and 7,626,056 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	1,798	763
Additional paid-in capital	65,750,337	63,263,360
Accumulated deficit	(63,523,164)	(57,565,825)
Total stockholders' equity	2,228,971	5,698,298
Total liabilities and stockholders' equity	$3,956,022	$7,358,802

The accompanying notes are an integral part of these unaudited condensed financial statements.

AZITRA, INC.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months	For the Three Months	For the Six Months	For the Six Months
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Service revenue - related party	$—	$7,500	$—	$7,500
Total revenue	—	7,500	—	7,500

Operating expenses:
General and administrative	1,469,513	1,549,228	$3,319,651	$3,037,755
Research and development	1,401,839	1,118,552	2,651,939	2,591,522
Total operating expenses	2,871,352	2,667,780	5,971,590	5,629,277

Loss from operations	(2,871,352)	(2,660,280)	(5,971,590)	(5,621,777)

Other income (expense):
Interest income	15,461	16,268	52,625	23,877
Interest expense	(468)	(1,782)	(1,761)	(2,697)
Change in fair value of warrants	54	4,272	197	32,527
Other income (expense)	(32,688)	9,529	(36,809)	3,202
Total other income (expense)	(17,641)	28,287	14,252	56,909

Loss before income taxes	(2,888,993)	(2,631,993)	(5,957,338)	(5,564,868)

Income tax expense	—	—	—	—

Net loss attributable to common shareholders	$(2,888,993)	$(2,631,993)	$(5,957,338)	$(5,564,868)

Net loss per share, basic and diluted	$(0.18)	$(2.74)	$(0.40)	$(6.82)

Weighted average common stock outstanding, basic and diluted	16,279,574	960,146	14,734,131	816,450

The accompanying notes are an integral part of these unaudited condensed financial statements.

AZITRA, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-in-Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance - December 31, 2023	—	$—	403,246	$40	$51,511,439	$(48,598,333)	$2,913,146
Exercise of stock options	—	—	1,333	—	19,100	—	19,100
Follow-on public offering, net of issuance costs of $709,426	—	—	555,567	56	4,290,618	—	4,290,674
Stock-based compensation	—	—	—	—	34,171	—	34,171
Net loss	—	—	—	—	—	(2,932,875)	(2,932,875)
Balance, March 31, 2024	—	$—	960,146	$96	$55,855,328	$(51,531,208)	$4,324,216
Follow-on public offering issuance costs adjustment	—	—	—	—	(227)	—	(227)
Stock-based compensation	—	—	—	—	34,170	—	34,170
Net loss	—	—		—		(2,631,993)	(2,631,993)
Balance, June 30, 2024	—	—	960,146	$96	$55,889,271	$(54,163,201)	$1,726,166
	Preferred Stock		Common Stock		Additional Paid-in-Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance - December 31, 2024	—	$—	7,626,056	$763	$63,263,360	$(57,565,825)	$5,698,298
Follow-on public offering, net of issuance costs of $269,948	—	—	4,857,780	486	1,185,807	—	1,186,293
Follow-on public offering, net of issuance costs of $133,076	—	—	2,495,518	249	560,727	—	560,976
Stock-based compensation	—	—	—	—	30,402	—	30,402
Net loss	—	—	—	—	—	(3,068,345)	(3,068,345)
Balance, March 31, 2025	—	$—	14,979,354	$1,498	$65,040,298	$(60,634,171)	$4,407,625
Draws on equity line of credit, net of issuance costs of $79,985	—	—	2,997,000	300	694,008	—	694,308
Stock-based compensation	—	—	—	—	16,031	—	16,031
Net loss	—	—	—	—	—	(2,888,993)	(2,888,993)
Balance, June 30, 2025	—	—	17,976,354	$1,798	$65,750,337	$(63,523,164)	$2,228,971

Amounts in the Condensed Statements of Changes in Stockholders' may not foot due to rounding

The accompanying notes are an integral part of these unaudited condensed financial statements.

AZITRA, INC.
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(5,957,338)	$(5,564,868)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	68,293	64,953
Loss on lease modification	7,726	—
Amortization of right-of-use assets	159,746	163,901
Change in foreign currency rates on remeasurement of Canadian fixed assets	—	(8,526)
Stock based compensation	46,433	68,341
Change in fair value of warrant liability	(197)	(32,527)
Gain on disposal of property and equipment	(1,175)	—

Changes in operating assets and liabilities:
Accounts receivable	233	97,130
Prepaid expenses	(107,984)	70,238
Other assets	(468)	356
Tax credits receivable	23,256	21,848
Income tax payable/receivable	(11,572)	(7,399)
Accounts payable and accrued expenses	40,432	160,763
Operating lease liability	(154,183)	(156,165)
Net cash used in operating activities	(5,886,798)	(5,121,955)

Cash flows from investing activities:
Purchases of property and equipment	(11,601)	—
Proceeds from sale of property and equipment	3,153	—
Deferred patent costs	(49,525)	(155,826)
Net cash used in investing activities	(57,973)	(155,826)

Cash flows from financing activities
Payment of deferred offering/issuance costs	—	(17,550)
Principal payments on finance leases	(7,838)	(7,123)
Proceeds from public offerings, net	1,749,312	4,290,447
Proceeds from equity line of credit, net	694,308	—
Proceeds from exercise of stock options	—	19,100
Net cash provided by financing activities	2,435,782	4,284,874

Net change in cash and cash equivalents	(3,508,989)	(992,907)

Cash and cash equivalents at beginning of period	4,554,719	1,795,989
Cash and cash equivalents at end of period	$1,045,730	$803,082

Supplemental disclosure of non-cash investing and financing information:

Deferred issuance/offering costs	$—	$56,959

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
Stock Splits, Change in Par Value, Increase in Shares Authorized, and Initial and Follow-on Public Offerings
In June 2023, the Company completed its initial public offering (IPO) in which it issued and sold 50,000 shares of its common stock at a price to the public of $150.00 per share. The shares began trading on the NYSE American on June 16, 2023 under the symbol “AZTR”. The net proceeds received by the Company from the offering were $6.0 million, after deducting underwriting discounts, commissions and other offering expenses.
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
In February 2024, the Company completed a follow-on public offering (the "February 2024 Offering") in which it issued and sold 555,567 shares of its common stock at a price to the public of $9.00 per share. The net proceeds received by the Company from the follow-on public offering were $4.3 million, after deducting underwriting discounts, commissions and other offering expenses. For further information regarding the February 2024 Offering and related warrant issuance, refer to Notes 6 and 7, respectively.
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
In July 2024, the Company completed a follow-on public offering (the "July 2024 Offering") in which it issued and sold 6,665,000 shares of its common stock at a price of $1.50 per share and Class A Warrants exercisable for an aggregate 13,330,000 shares of common stock. The net proceeds received by the Company from the follow-on public offering were $9.1 million, after deducting placement agent's fees and other offering expenses. For further information regarding the July 2024 Offering and related warrant issuance, refer to Notes 6 and 7, respectively.
In January 2025, the Company completed a follow-on offering (the "January 2025 Offering") in which it issued and sold 4,857,780 shares of its common stock at a price of $0.30 per share. The net proceeds received by the Company from the follow-on offering were $1.2 million, after deducting placement agent's fees and other offering expenses. The shares were offered by the Company pursuant to a shelf registration statement on Form S-3 filed with the SEC on July 1, 2024, and a final prospectus supplement dated January 15, 2025. For further information regarding the January 2025 Offering, refer to Notes 6 and 7 respectively.
In February 2025, the Company completed a follow-on offering (the "February 2025 Offering") in which it issued 2,495,518 shares of its common stock at a public offering price of $0.28 per share and warrants to purchase up to 2,245,968 shares of common stock at an exercise price of $0.54. The net proceeds received by the Company from the follow-on offering were $560,976 after deducting placement agent's fees and other offering expenses. The shares were offered by the Company pursuant to a shelf registration statement

The accompanying notes are an integral part of these unaudited condensed financial statements.

AZITRA, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
on Form S-3 filed with the SEC on July 1, 2024, and a final prospectus supplement dated February 6, 2025. For further information regarding the February 2025 Offering and related warrant issuance, refer to Notes 6 and 7, respectively.
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
On April 24, 2025, the Company entered into an Equity Line of Credit ("ELOC") with Alumni Capital LP ("Alumni Capital"), whereby the Company has the right, but not the obligation, to sell to Alumni Capital, and Alumni Capital is obligated to purchase, up to an aggregate of $20 million of shares of the Company's common stock in a series of purchases. Upon each purchase, Alumni Capital will receive warrants to purchase shares of the Company's common stock equal to 10% of the number of shares purchased in the related purchase. For further information regarding the ELOC, refer to Notes 6 and 7 respectively.
Under the terms of the ELOC, the Company has issued 8,497,000 shares of common stock, of which 5,500,000 shares were issued subsequent to June 30, 2025, and issued 759,700 warrants, of which 460,000 warrants were issued subsequent to June 30, 2025. The gross proceeds received by the Company under the ELOC were $1.7 million. As of August 11, 2025, $18.3 million is available under the ELOC for future share issuances.
In July 2025, the Company amended and restated its Certificated of Incorporation increasing the number of authorized shares from 100,000,000 to 200,000,000.
Going Concern Matters
The financial statements have been prepared on the going concern basis, which assumes that the Company will continue in operation for the foreseeable future, and which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, management has identified the following conditions and events that created an uncertainty about the ability of the Company to continue as a going concern. As of and for the period ended June 30, 2025, the Company has an accumulated deficit of $63.5 million, a loss from operations of $6.0 million, used $5.9 million to fund operations and had $0.3 million of working capital. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern.
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

2. Summary of Significant Accounting Policies
Basis of Accounting
The financial statements of the Company are prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). Certain amounts in the condensed financial statements and associated notes may not add up due to rounding.Certain amounts in the consolidated financial statements and associated notes may not add up due to rounding.
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

AZITRA, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
recurring adjustments, necessary for the fair presentation of the results for the interim periods presented and of the financial condition as of the date of the interim balance sheet. The financial data and the other information disclosed in these notes to the interim financial statements related to the three months and six months are unaudited. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These unaudited interim financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2024, and notes thereto that are included in the Company’s Annual Report on Form 10-K, as filed with the SEC on February 24, 2025.
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
Segment Information
The Company operates and manages its business as one operating segment, which is to discover and develop novel therapeutics to create a new paradigm for treating skin diseases. The Chief Executive Officer, who is the Chief Operating Decision Maker ("CODM"), reviews financial information on an aggregate basis, along with cash balances for purposes of allocating resources and evaluating performance. For additional segment disclosures, see Note 15.
Deferred Offering and Deferred Issuance Costs
The Company capitalizes deferred offering costs, which primarily consists of direct, incremental legal, professional, accounting, and other third-party fees relating to the Company’s public offering initiatives associated with the filing of an S-1 Registration Statement. Once the Company completes the public offering, the Company records these amounts against the gross proceeds of these public offerings within the statements of stockholders’ equity.
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
At June 30, 2025, the Company had operating right-of-use assets with a net value of $552,032 and current and long-term operating lease liabilities of $286,499 and $273,027, respectively.
In 2023, the Company entered into a lease for the use of certain equipment that is classified as a finance lease. The finance lease has a term of 36 months. At June 30, 2025, the Company had financing right-of-use assets with a net value of $16,782 and current and long-term operating lease liabilities of $16,854 and $1,479, respectively.
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
Research and Development
The Company accounts for research and development costs in accordance with Accounting Standards Codification (ASC) subtopic 730-10, Research and Development. Accordingly, research and development costs are expensed as incurred. Research and development costs consist of costs related to labor, materials and supplies, as well as fees paid to consultants, external research fees. Research and development costs incurred were 1,401,839 and 2,651,939 for the three and six months ended June 30, 2025, respectively. Research and development costs were $1,118,552 and $2,591,522 for the three and six months ended June 30, 2024, respectively.
At June 30, 2025 and December 31, 2024, the Company had state tax credit receivables of $65,676 for pending refunds related to the selling of research and development tax credits back to the State of Connecticut. At June 30, 2025 and December 31, 2024, the Company had recorded $0 and $27,666, respectively, for pending refunds related to Canadian Scientific Research and Experimental Development (SRED) credits. At June 30, 2025 and December 31, 2024, the Company had recorded $12,731 and $8,321, respectively, related to refunds of Canadian Goods and Services Tax (GST) and Quebec Sales Tax (QST). Receipts of refunds are recorded in research and development on the statements of operations.
Recent Accounting Pronouncements
In November 2024, the FASB issued ASU 2024-03, Income Statement: Reporting Comprehensive Income— Expense Disaggregation Disclosures, which requires more detailed information about specified categories of expenses (purchases of inventory, employee compensation, depreciation, amortization, and depletion) included in certain expense captions presented on the face of the income statement, as well as disclosures about selling expenses. This ASU is effective for fiscal years beginning after December 15, 2026 and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of this ASU or (2) retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating this guidance to determine the impact it may have on its condensed financial statements disclosures.
Management does not believe that any other recently issued, but not yet effective, accounting standards could have a material effect on the accompanying financial statements. As new accounting pronouncements are issued, the Company will adopt those that are applicable under the circumstances.

The accompanying notes are an integral part of these unaudited condensed financial statements.

AZITRA, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

3. Property and Equipment
Property and equipment consisted of the following at:

	June 30, 2025	December 31, 2024
Laboratory equipment	$1,081,632	$1,070,032
Computers and office equipment	30,825	30,825
Furniture and fixtures	20,164	24,316
Leasehold improvements	28,855	28,855
Building equipment	14,932	14,932
Total property and equipment	1,176,408	1,168,960
Less accumulated depreciation & amortization	(574,904)	(515,003)
Total property and equipment, net	$601,504	$653,957
Depreciation and amortization expense was $31,109 and $62,076 for the three and six months ended June 30, 2025, respectively. Depreciation and amortization expense was $29,935 and $59,870 for the three and six months ended June 30, 2024, respectively.
Fixed assets are reviewed for impairment each reporting period. For the three and six months ended June 30, 2025 there was $0 and $1,175 of gain on disposal of property and equipment recorded, respectively. For the three and six months ended June 30, 2024 there was no gain or loss on disposal of property and equipment recorded.

4. Intangible Assets
Intangible assets consisted of the following at:
June 30, 2025:

	Estimated Useful Life	Gross Amount	Accumulated Amortization	Impairment	Net Amount
Trademarks	Indefinite	$60,244	$—	$—	$60,244
Patents	17 years	231,584	33,163	—	198,421
Intangible assets		$291,828	$33,163	$—	$258,665
December 31, 2024:

	Estimated Useful Life	Gross Amount	Accumulated Amortization	Impairment	Net Amount
Trademarks	Indefinite	$60,244	$—	$—	$60,244
Patents	17 years	213,122	26,946	—	186,176
Intangible assets		$273,366	$26,946	$—	$246,420
During the three and six months ended June 30, 2025, amortization expense related to intangible assets was $3,127 and $6,217, respectively. During the three and six months ended June 30, 2024, amortization expense related to intangible assets was $2,571 and $5,082, respectively.

The accompanying notes are an integral part of these unaudited condensed financial statements.

AZITRA, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
5. Accrued Expenses
Accrued expenses consisted of the following at:

	June 30, 2025	December 31, 2024
Employee payroll and bonuses	$289,055	$410,781
Vacation	78,641	32,969
Research and development projects	55,105	75,047
Professional fees	84,089	82,762
Other	6,276	1,228
Total accrued expenses	$513,166	$602,787

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
On April 24, 2025, the Company entered into an ELOC with Alumni Capital, whereby the Company has the right, but not the obligation, to sell to Alumni Capital, and Alumni Capital is obligated to purchase, up to an aggregate of $20 million of shares of the Company’s common stock in a series of purchases. The term of the ELOC is through December 31, 2026, or the date on which Alumni Capital shall have purchased the Shares pursuant to the ELOC for an aggregate purchase price. During the term, the Company may at its election cause Alumni Capital to make a series of purchases of Shares, each up to $750,000, or up to $4 million dollars upon consent of Alumni Capital. The closing of each purchase pursuant to the ELOC will be no later than five business days after the Company provides a notice to Alumni Capital. The purchase price of the Shares that the Company elects to sell to Alumni Capital pursuant to the ELOC will be equal to the lowest daily volume weighted average price of the Common Stock during the period commencing on the date that the Company delivers a notice requiring the purchase of Shares by Alumni Capital and ending on the earlier to occur of (i) five (5) business days immediately following such date and (ii) the date on which Alumni Capital notifies the Company that it is prepared to proceed with the relevant closing, multiplied by 90%. Refer to Note 7 regarding the terms of the warrants issued in conjunction with the Shares.
Under the terms of the ELOC, the Company has issued 8,497,000 shares of common stock, of which 5,500,000 shares were issued subsequent to June 30, 2025. and issued 759,700 warrants, of which 460,000 warrants were issued subsequent to June 30, 2025. The gross proceeds received by the Company under the ELOC were $1.7 million.
Common Stock
At June 30, 2025 and December 31, 2024, per the Company’s amended and restated Certificate of Incorporation, the Company was authorized to issue 100,000,000 shares of $0.0001 par value common stock. In July 2025, the Company amended and restated its Certificate of Incorporation to increase the number of authorized shares from 100,000,000 to 200,000,000.
Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders.
The Company currently has 16,410,201 shares of common stock reserved for future issuance for the potential exercise of stock options and warrants outstanding at June 30, 2025.
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
Preferred Stock
At June 30, 2025 and December 31, 2024, per the Company’s amended and restated Certificate of Incorporation, the Company has authorized 10,000,000 shares of $0.0001 par value preferred stock.
Upon the close of the Company’s IPO in June 2023, all of the then outstanding preferred stock converted to common stock, resulting in the issuance of shares of common stock in exchange for outstanding Series A (48,608 shares), Series A-1 (98,828 shares), and Series B Preferred Stock (109,485 shares), respectively. There was no gain or loss upon conversion.

7. Warrants
The Company issued warrants to purchase 1,596 shares of common stock in 2018 in conjunction with convertible debt financing that have a redemption provision providing the holder the right to have the Company redeem all or any portion of the warrant (or shares it has converted into) at a purchase price equal to the fair market value of the shares as determined by the board of directors or an independent appraiser. As a result of this redemption provision, the warrants have been classified as a liability in the financial statements based on ASC 480. These warrants have an exercise price of $14.40 per share and a term of 10 years. The warrants are marked to market each reporting period. The fair value was $184 and $381 at June 30, 2025 and December 31, 2024, respectively.
The Company issued 2,000 warrants to its underwriters as part of our initial public offering in fiscal 2023. In fiscal 2024, the Company issued an additional 22,223 warrants in February, and 266,600 warrants in July to its underwriters as part of our February, and July Offerings. The underwriter warrants have a term of 5 years.
In connection with the February 2024 Offering, the Company also issued warrants to designees to the placement agent exercisable for an aggregate of 22,223 shares of Common Stock at an exercise price of $11.40 per share (125% of the $9.00 public offering price) and which expire on February 16, 2029. The warrants were evaluated in accordance with ASC 718 and recorded within stockholders' equity.
The Company issued 13,330,000 Class A Warrants to investors who participated in the Company's July 2024 Offering. The Class A Warrants had an initial exercise price of $1.50 per share of Common Stock, however on August 24, 2024 the exercise price was reset to $0.7043. See Note 6. The number of shares of Common Stock issuable upon exercise of the Class A Warrants were not proportionately adjusted in connection with the reset of the exercise price.
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
In connection with the July 2024 Offering, the Company evaluated the Class A Warrants and determined they met the criteria for liability classification as they met the criteria in ASC 815 - Derivatives and Hedging due to the reset provision. The Class A Warrants had an initial fair value of $12.1 million. The gross proceeds of $10.0 million from the July 2024 follow-on public offering was allocated to the Class A Warrants resulting in a loss on issuance of common stock of approximately $2.1 million recorded in Other income (expenses). Upon the reset of the Class A Warrant exercise price, the Class A Warrants no longer met the criteria for liability classification pursuant to ASC 815; at which time the Company recorded a gain in Other income (expenses) - Change in fair value of Class A warrants of $4.0 million, and reclassified $1.9 million to equity representing the difference between the change in the fair value, and the loss upon issuance of our common stock.
The Class A Warrants were valued utilizing a probability weighted scenario method with a Monte Carlo simulation model and Black-Scholes Model. The significant assumptions in the Monte Carlo simulation model include a stay public assumption of 90%, and a fundamental transaction assumption of 10%. The significant assumptions utilized in estimating the fair value of the Class A Warrants at issuance include (i) a per share price of common stock range of $1.14 - $1.40; (ii) a dividend yield of 0%; (iii) a risk-free rate range of 4.13% - 4.14%; (iv) expected volatility of 119%; (v) projected stock price and volume weighted average price as of the Reset Date of $1.14; (vi) a strike price range of $1.40 - $1.50; and (vii) expected term of 4.92 years.

The accompanying notes are an integral part of these unaudited condensed financial statements.

AZITRA, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
In connection with the July 2024 Offering, the Company also issued warrants to designees of the placement agent exercisable for an aggregate of 266,600 shares of Common Stock. The warrants have substantially the same terms as the Class A Warrants, except that the placement agent warrants have an exercise price equal to $1.875 per share (125% of the $1.50 public offering price), have an initial exercise date of January 23, 2025 and expire on July 23, 2029. The placement agent warrants were evaluated in accordance with ASC 718 and recorded within stockholders' equity.
In connection with the January 2025 Offering, as consideration for Maxim Group LLC serving as the placement agent of the Offering, the Company also issued warrants to designees of the placement agent exercisable for an aggregate of 194,311 shares of Common Stock, which represent 4.0% of the aggregate number of shares of common stock sold in the offering, at an exercise price per share equal to 125% of the public offering price of $0.375. The warrants are exercisable six months from the date of issuance and expire five years from the commencement of the sales in this offering. The warrants may be exercisable via cashless exercise in certain circumstances. The warrants were evaluated in accordance with ASC 718 and recorded within stockholders' equity.
In connection with the February 2025 Offering, the Company issued warrants to purchase up to 2,245,968 shares of common stock at an exercise price of $0.54. The warrants are exercisable on the six-month and one day anniversary of their issuance, and their exercise price was calculated as the greater of the (1) book value of the common stock or (ii) market value of the common stock as determined by the NYSE American Rules.
In connection with Shares issued to Alumni Capital under the terms of the ELOC, Alumni Capital will receive warrants to purchase such number of shares of the Company’s Common Stock equal to 10% of the number of Shares purchased in the related purchase. The Exercise Price shall equal 130% of the price per share paid upon closing. The exercise of the Warrant will be subject to stockholder approval and expire five years after issuance. The Warrants may be exercised via cashless exercise if there is no effective registration statement, or current prospectus available for, the resale of the Warrant Shares. The Company issued 759,700 warrants, of which 460,000 warrants were issued subsequent to June 30, 2025.
The following table summarizes information about warrants outstanding at June 30, 2025:

		Warrants Outstanding			Warrant Exercisable
Year Granted	Exercise Price	Number of Warrants at 06/30/2025	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Warrants at 06/30/2025	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price

2018	$14.40	1,596	2.8 years	$14.40	1,596	2.8 years	$14.40
2019	$158.40	7,195	0.6 years	$158.40	7,195	0.6 years	$158.40
2023	$187.50	2,000	3.0 years	$187.50	2,000	3.0 years	$187.50
2024	$11.40	22,223	3.7 years	$11.40	22,223	3.7 years	$11.40
2024	$0.70	13,329,000	4.1 years	$0.70	13,329,000	4.1 years	$0.70
2024	$1.88	266,600	4.1 years	$1.88	266,600	4.1 years	$1.88
2025	$0.38	194,311	4.6 years	$0.38	—	0.0 years	$—
2025	$0.54	2,245,968	5.1 years	$0.54	—	0.0 years	$—
2025	$0.35	74,700	4.9 years	$0.35	74,700	4.9 years	$0.35
2025	$0.33	75,000	4.9 years	$0.33	75,000	4.9 years	$0.33
2025	$0.32	75,000	4.9 years	$0.32	75,000	4.9 years	$0.32
2025	$0.35	75,000	5.0 years	$0.35	75,000	5.0 years	$0.35
		16,368,593		$0.79	13,928,314		$0.84

The accompanying notes are an integral part of these unaudited condensed financial statements.

AZITRA, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
8. Stock Options
In March 2023, the Company’s Board of Directors and stockholders approved the 2023 Stock Incentive Plan (“2023 Plan”). The 2023 Plan allows the Compensation Committee to grant up to 1,211,068 shares of Common Stock in the form of incentive and non-statutory stock options, restricted stock awards, restricted stock units, and other stock-based awards to employees, directors, and non-employees. As of June 30, 2025, options to purchase 1,333 shares of common stock had been granted and were outstanding under the 2023 Plan and 1,209,734 shares of common stock were available for grant under the plan. On October 3, 2024, the Company’s Board of Directors approved amendments to the 2023 Plan that, subject to stockholder approval, would (i) increase the number of shares of Common Stock that may be issued under the 2023 Plan by 1,144,401 shares and (ii) adopt an evergreen provision to the 2023 Plan providing for an automatic 5% annual increase in the shares of Common Stock available for issuance under the 2023 Plan over the next 10 years. Both amendments were approved by the Company’s stockholders at the Company’s annual stockholder meeting held on November 20, 2024.
During 2016, the Company established the Azitra Inc. 2016 Stock Incentive Plan ("2016 Plan") which provides for the grant up to 49,687 shares of Common Stock in the form of stock options and restricted shares to the Company’s employees, officers, directors, advisors and consultants. As of June 30, 2025, options to purchase 40,275 shares of common stock had been granted and 7,457 shares of common stock were available for grant under the 2016 Plan.
At June 30, 2025, there was $34,286 of unamortized compensation expense that will be amortized over the remaining vesting period. At June 30, 2025 and 2024, there were 0 and 437 performance-based options outstanding, respectively with fair values of $0 and $109,551, respectively. The Company determined the options qualified as plain vanilla under the provisions of SAB 107 and the simplified method was used to estimate the expected option life.
Stock-based compensation expense recognized for options was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Research and development	$41	$1,879	$611	$1,253
General and administrative	15,990	32,291	45,822	67,088
Total	$16,031	$34,170	$46,433	$68,341
The following table summarizes information about options outstanding and exercisable at June 30, 2025:

	Options Outstanding			Options Exercisable
Exercise Price	Number of Options at June 30, 2025	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options at June 30, 2025	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price

$14.32	6,870	0.5 years	$14.32	6,870	0.5 years	$14.32
$27.80	6,735	0.3 years	$27.80	6,735	0.3 years	$27.80
$51.08	26,671	4.3 years	$51.08	26,671	4.3 years	$51.08
$62.10	1,332	8.2 years	$62.10	626	8.2 years	$62.10
	41,608			40,902

The accompanying notes are an integral part of these unaudited condensed financial statements.

AZITRA, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Total stock option activity for the period ended June 30, 2025, is summarized as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2024	41,608	$41.60	3.7 years	—
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at June 30, 2025	41,608	$41.60	3.2 years	—
Vested and Exercisable at June 30, 2025	40,902	41.24	3.1 years	—

9. Fair Value Measurements
The following tables summarize the fair values and levels within the fair value hierarchy in which the fair value measurements fall for assets and liabilities measured on a recurring basis as of:
June 30, 2025

Description	Level 1	Level 2	Level 3	Total

Liabilities
Common stock warrants	$—	$—	$184	$184
Total	$—	$—	$184	$184
December 31, 2024

Description	Level 1	Level 2	Level 3	Total

Liabilities
Common stock warrants	$—	$—	$381	$381
Total	$—	$—	$381	$381
The following table presents the changes in Level 3 instruments measured on a recurring basis for the period ended June 30, 2025:

Balance at December 31, 2024	$381
Changes in fair value of warrants	(143)
Balance at March 31, 2025	$238
Changes in fair value of warrants	$(54)
Balance at June 30, 2025	$184

The accompanying notes are an integral part of these unaudited condensed financial statements.

AZITRA, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
At June 30, 2025 and December 31, 2024, the Company estimated the fair value of the warrants using the Black-Scholes option pricing model with the following assumptions:

	June 30, 2025	December 31, 2024
Underlying common stock value	$0.26	$0.43
Expected term (years)	2.79	3.29
Expected volatility	178%	172%
Risk free interest rate	4%	4%
Dividend yield	—%	—%

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
10. Net Loss Per Share
The following potential common stock equivalents, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	June 30,
	2025	2024
Options to purchase shares of common stock	41,608	41,608
Warrants outstanding	16,368,593	33,014
Total	16,410,201	74,622

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
During the three and six months ended June 30, 2025, the Company did not capitalize any payments made under this license.
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
Future minimum payments under non-cancelable operating leases with initial or remaining terms in excess of one year during each of the next five years follow:

2025	$154,708
2026	268,625
2027	139,112
2028	25,193
Total future undiscounted lease payments	587,638
Less interest	(28,112)
Present value of minimum lease payments	$559,526

Rent expense for all operating leases was $166,989 and $169,428 for the six months ended June 30, 2025 and 2024, respectively. The weighted average lease term for all operating leases is 2.0 years. The weighted average discount rate for all operating leases is 4.77%.
Finance Leases
During 2023, the Company entered into an agreement with Hewlett Packard to lease equipment. The lease requires monthly payments of $1,478, including tax. The lease is for a 3 year term with option of purchase or extension at term end. The remaining lease term is 1.1 years and the discount rate is 9.60%.

The following is a schedule showing the future minimum lease payments under finance leases by years and the present value of the minimum payments as of June 30, 2025.

2025	$8,868
2026	9,608
2027	741
Total future undiscounted lease payments	19,217
Less interest	(884)
Present value of minimum lease payments	$18,333
Lease expense for the finance lease was $7,740 and $7,740 for the six months ended June 30, 2025 and 2024, respectively. Interest expense for the finance lease was $1,030 and $1,745 for the six months ended June 30, 2025 and 2024, respectively.

12. Retirement Plan
Effective January 1, 2019, the Company sponsors a 401(k) plan that covers substantially all employees. In order to be eligible to participate, an employee must complete two consecutive months of service and work a minimum of two hundred fifty hours or work 1,000 hours in their first year of service. Employees may make pre-tax deferrals upon meeting the Plan eligibility requirements. Effective January 1, 2020, the Plan was transitioned to a safe harbor plan in which highly compensated employees are not eligible for matching contributions and non-highly compensated employees earn 100% match on first 3% contributed and 50% on the next 2% contributed. Total employer matching contributions were $3,692 and $8,273 for the three and six months ended June 30, 2025, respectively. Total employer matching contributions were $3,522 and $7,648 for the three and six months ended June 30, 2024, respectively.

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

14. Related Parties
There was no related party revenue for the three and six months ended June 30, 2025, respectively. Total related party revenue was $7,500 and $7,500 for the three and six months ended June 30, 2024, respectively. There were no accounts receivable due from the related party at June 30, 2025 and December 31, 2024, respectively.
In July 2024, Bayer was no longer considered a related party as their holdings in the Company no longer exceeded 5% of the total outstanding common stock, and the amounts disclosed above are accordingly presented while they were considered a related party.
15. Segment Information
The Company operates and manages its business as a single reportable segment, which is to discover and develop novel therapeutics to create a new paradigm for treating skin diseases. The Chief Executive Officer, who is the Chief Operating Decision Maker ("CODM"), manages and evaluates the Company's performance on a total Company basis of net loss and assessing how to allocate resources based on the Company cash position as reported in the Company's balance sheet and statement of operations. The Company's significant expenses are consistent with the expense categories presented in the statement of operations.
As of June 30, 2025, all of the Company's fixed assets were maintained in the United States and Canada on an original costs basis of $893,238 and $283,169, respectively.

16. Subsequent Events
The Company has evaluated events subsequent to the balance sheet date through August 11, 2025, the date these financial statements are issued.
In July 2025, the Company amended and restated its Certificated of Incorporation increasing the number of authorized shares from 100,000,000 to 200,000,000.
Subsequent to June 30, 2025, the Company issued an additional 5,500,000 common shares under the terms of the ELOC for an estimated gross proceeds of $888,714, and 460,000 warrants on our common shares.

The accompanying notes are an integral part of these unaudited condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statement
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and the related notes thereto contained elsewhere in this report. The information contained in this quarterly report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this report and in our other filings with the Securities and Exchange Commission, or SEC, including our Form 10-K for the year ended December 31, 2024, filed with the SEC on February 24, 2025.
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
Our future results, including results related to forward-looking statements, involve a number of risks and uncertainties, including those risks included in the “Risk Factors” section in our Form 10-K for the year ended December 31, 2024, filed with the SEC on February 24, 2025. No assurance can be given that the results reflected in any forward-looking statements will be achieved. Any forward-looking statement speaks only as of the date on which such statement is made. Our forward-looking statements are based upon assumptions that are sometimes based upon estimates, data, communications and other information from suppliers, government agencies and other sources that may be subject to revision. Except as required by law, we do not undertake any obligation to update or keep current either (i) any forward-looking statement to reflect events or circumstances arising after the date of such statement or (ii) the important factors that could cause our future results to differ materially from historical results or trends, results anticipated or planned by us, or which are reflected from time to time in any forward-looking statement.
General
We were formed in January 2014 as a biopharmaceutical company focused on developing innovative therapies for precision dermatology using engineered proteins and live biotherapeutic products. We are an early-stage clinical biopharmaceutical company and have not commenced commercial operations.
To date, we have capitalized our operations primarily through a series of private placements of our convertible preferred stock and convertible promissory notes and our initial public offering, IPO, of common stock which closed on June 21, 2023. In connection with our IPO, we issued 50,000 shares of our common stock at a public offering price of $150 per share. Concurrent with the close of our IPO, all of our outstanding shares of convertible preferred stock and convertible promissory notes converted into a total of 298,384 shares of our common stock. In February 2024, we completed a follow-on public offering in which we issued and sold 555,567 shares of our common stock at a price to the public of $9.00 per share. On July 25, 2024, we completed a follow-on offering of an aggregate of 6,665,000 shares of our common stock, and Class A warrants to purchase up to 13,330,000 shares of common stock, at a combined public offering price of $1.50 per share and accompanying warrants. On January 14, 2025, we completed a follow-on offering in which we issued and sold 4,857,780 shares of our common stock at a price of $0.30 per share. The net proceeds received by us from the follow-on offering were $1.2 million, after deducting placement agent's fees and other offering expenses. The shares were offered by us pursuant to a shelf registration statement on Form S-3 filed with the SEC on July 1, 2024, and a final prospectus supplement dated January 15, 2025. On February 5, 2025, we completed a follow-on offering in which we issued 2,495,518 shares of our common stock at a public offering price of $0.2785 per share and warrants to purchase up to 2,245,968 shares of common stock. The net proceeds received by the Company from the follow-on offering were $561 thousand after deducting placement agent's fees and other offering expenses. The shares were offered by us pursuant to a shelf registration statement on Form S-3 filed with the SEC on July 1, 2024, and a final prospectus supplement dated February 6, 2025. The warrants are exercisable on the six-month and one day anniversary of their issuance, and their exercise price is $0.54.
On April 24, 2025, the Company entered into a Purchase Agreement (the "Purchase Agreement") with Alumni Capital LP (the "Purchaser"), whereby the Company has the right, but not the obligation, to sell to the Purchaser, and the Purchaser is obligated to purchase, up to an aggregate of $20 million (the "Investment Amount") of shares of the Company’s common stock in a series of purchases. The term of the Purchase Agreement is through December 31, 2026, or the date on which the Purchaser shall have purchased the shares pursuant to the Purchase Agreement for an aggregate purchase price of the Investment Amount. During the term, the Company may at its election cause the Purchaser to make a series of purchases of shares, each up to $750,000, or up to $4 million dollars upon consent of the Purchaser. The closing of each purchase pursuant to the Purchase Agreement will be no later than five business days after the Company provides a notice to for the purchase. The purchase price of the shares that the Company elects to sell to the Purchaser pursuant to the Purchase Agreement will be equal to the lowest daily volume weighted average price of the Common Stock during the period commencing on the date that the Company delivers a notice requiring the purchase of shares by the Purchaser and ending on the earlier to occur of (i) five (5) business days immediately following such date and (ii) the date on which the Purchaser notifies the Company that it is prepared to proceed with the relevant closing, multiplied by 90%. Upon each purchase, the Purchaser will receive warrants to purchase such number of shares of the Company’s Common Stock equal to 10% of the number of shares purchased in the related purchase (the “Warrants”). The Exercise Price shall equal 130% of the price per share paid upon closing. The exercise of the Warrant will be subject to stockholder approval and expire five years after issuance. The Warrants may be exercised via cashless exercise if there is no effective registration statement, or current prospectus available for, the resale of the Warrant shares. In no event may the Company issue to the Purchaser under the Purchase Agreement shares in an amount greater than 19.99% of the total number of shares of Common Stock issued and outstanding immediately prior to the execution of the Purchase Agreement (the “Exchange Cap”), unless the Company obtains stockholder approval to issue shares of Common Stock in excess of the Exchange Cap. On June 23, 2025, at the Company's annual meeting of stockholders, the Stockholders approved the sale and issuance of more than 19.99% of our outstanding shares of our common stock, including shares of common stock underlying warrants, pursuant to the Purchase Agreement entered into with the Purchaser.
As of August 11, 2025, the Company has sold 8,497,000 shares, and issued 759,700 warrants to Alumni Capital LP under the Purchase Agreement with an estimated gross proceeds of $1.7 million.
As of August 11, 2025, we had 23,476,354 shares of our common stock issued and outstanding. Except as otherwise indicated, all share and share price this report gives effect to a reverse stock split effected on July 1, 2024 at a ratio of 30-for-1. As of the date of this filing, our Board is still evaluating the need for a further reverse split and, if needed, the exact split ratio based on our financing alternatives and NYSE American compliance considerations. Our financial statements will not reflect the further reverse stock split until such time as it occurs.
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
We are a pioneer in genetically engineered bacteria for therapeutic use in dermatology. Our goal is to leverage our platforms and internal microbial library bacterial strains to create new therapeutics that are either engineered living organisms or engineered proteins or peptides to treat skin diseases. Our initial focus is on the development of our current programs, including:
•ATR-12, which includes a genetically modified strain of S. epidermidis for treating the orphan disease, Netherton syndrome, a chronic and sometimes fatal disease of the skin estimated to affect approximately one in every 100,000, but its prevalence may be underestimated due to misdiagnosis caused by similarities to other skin diseases. We received Pediatric Rare Disease Designation for ATR-12 by the United States Food and Drug Administration, or FDA, in 2019. In December 2022, we submitted an investigational new drug application, or IND, for a Phase 1b clinical trial of ATR-12 in Netherton syndrome patients, and on January 27, 2023 we received notification from the FDA that the “study may proceed” with respect to the proposed Phase 1b clinical trial. After submitting post-IND manufacturing reports, we have commenced operating activities for our Phase 1b clinical trial in December 2023, and we dosed our first patient in August 2024. We reported initial clinical safety results in the first half of 2025.
•ATR-04, which includes a genetically modified strain of S. epidermidis for treating the papulopustular rash experienced by cancer patients undergoing epidermal growth factor receptor inhibitor, or EGFRi, targeted therapy. In August 2024, we obtained IND clearance from the FDA to commence a Phase 1/2 clinical trial in certain cancer patients undergoing EGFRi targeted therapy. In September 2024, we obtained Fast Track designation by the FDA in this indication. We expect to dose the first patient in the Phase 1/2 clinical trial in the third quarter of 2025.

•ATR-01, which includes a genetically modified strain of S. epidermidis that expresses an engineered recombinant human filaggrin protein for treating ichthyosis vulgaris, a chronic, xerotic (abnormally dry), scaly skin disease with an estimated incidence and prevalence of 1 in 250, which suggests a total patient population of 1.3 million in the United States. We are planning to perform lead optimization and IND-enabling studies in 2025 to support an IND filing in 2026.

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

•Advance our lead programs, ATR-12 and ATR-04, through clinical trials. In 2022, we obtained pre-IND correspondence with the FDA for purposes of discussing our proposed regulatory pathway for the ATR-12 program and obtaining guidance from the FDA on the preclinical plan leading to the filing and acceptance of an IND for ATR-12. In December 2022, we filed an IND for an ATR-12 first-in-human trial in Netherton syndrome patients. On January 27, 2023, we received notification from the FDA that the “study may proceed” with respect to the proposed Phase 1b clinical trial, and in August 2024 we initiated dosing the first patient in the ATR-12 Phase 1b clinical trial. In August 2024, we received IND clearance from the FDA for a first-in-human Phase 1b/2a clinical trial in patients with EGFRi-associated rash, and in September 2024, the FDA granted Fast Track designation for the ATR-04 program. We commenced a Phase 1b trial for our ATR-04 program in certain cancer patients undergoing EGFRi therapy in the fourth quarter of 2024. We expect to dose the first patient in the ATR-04 Phase 1/2 clinical trial in the third quarter of 2025. We reported initial safety results of the first patients dosed in our Phase 1b clinical trial for our ATR-12 program in Netherton syndrome patients in the first half of 2025.
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
Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024
The following table summarizes our results of operations with respect to the items set forth below for the three months ended June 30, 2025 and 2024, together with the percentage change for those items.

	Three Months Ended June 30,
	2025	2024	$ Change	% Change

Service revenue - related party	$—	$7,500	$(7,500)	(100)%
Total revenue	—	7,500	(7,500)	(100)%

Operating expenses:
General and administrative	1,469,513	1,549,228	(79,715)	(5)%
Research and development	1,401,839	1,118,552	283,287	25%
Total operating expenses	2,871,352	2,667,780	203,572	8%

Loss from operations	(2,871,352)	(2,660,280)	(211,072)	8%

Other income (expense):
Interest income	15,461	16,268	(807)	(5)%
Interest expense	(468)	(1,782)	1,314	(74)%
Change in fair value of warrants	54	4,272	(4,218)	(99)%
Other income (expense)	(32,688)	9,529	(42,217)	(443)%
Total other income (expense)	(17,641)	28,287	(45,928)	(162)%

Loss before income taxes	(2,888,993)	(2,631,993)	(257,000)	10%

Income tax expense	—	—	—	—%

Net loss	(2,888,993)	(2,631,993)	(257,000)	10%
Dividends on preferred stock	—	—	—	—%
Net loss attributable to common shareholders	$(2,888,993)	$(2,631,993)	$(257,000)	10%

Service Revenue - Related Party
We generated $0 of service revenue under the Bayer JDA during the second quarter of fiscal 2025 compared to service revenue of $7,500 under the JDA for the comparable period in fiscal 2024. The decrease of $7,500 in service revenue is attributable to a decrease in the amount of reimbursable development costs incurred in 2025. We do not expect any further service revenue at this time.

General and Administrative
General and administrative costs during the second quarter of fiscal 2025 decreased by $79,715, or 5%, to $1,469,513 from the comparable prior period. The decrease was primarily related to an increase of $80,000 in the use of business consultants which was primarily attributed to increased hours due to incremental public company compliance initiatives and business development efforts, an increase of $71,000 in legal fees primarily related to patent expenses and public company compliance initiatives, an increase of $30,000 in public relations costs related to an increase in our base rate and additional services provided, and an increase $21,000 in software and equipment offset by a decrease of $208,000 in financing costs primarily attributable to the 2024 payment to the previous investment bank, ThinkEquity, a decrease of $25,000 in accounting costs, a decrease of $14,000 in insurance costs, a decrease of $13,000 in conference costs and a net decrease of $21,000 in other overhead expenses.
We expect that our general and administrative expenses will incur a modest increase in the future as a result of personnel costs, and facility operating costs. We also expect an increase in costs associated with being a public company, including costs related to accounting, audit, legal, consulting fees, regulatory and tax-related services associated with maintaining compliance with applicable NYSE American and SEC requirements, additional director and officer insurance costs, and investor and public relations costs.

Research and Development

Research and development expenses include salaries and benefits of all research personnel, payments to contract research organizations, payments to research consultants, and the purchase of lab supplies.
During the three months ended June 30, 2025 and June 30, 2024, our research and development expenses by category were as follows:

	Three Months Ended June 30,
Expense Category:	2025	2024
Preclinical and clinical research and development activities	$880,184	$416,016
Chemistry, manufacturing and controls (CMC)	21,685	157,363
Personnel & consultants related expenses	499,970	545,173
Total research and development expenses	$1,401,839	$1,118,552

During the second quarter of fiscal 2025, research and development expenses increased by $283,287, or 25%, to $1,401,839 from the comparable prior period. The increase was primarily related to a net increase of $175,000 in research and development and clinical trial costs for our ATR-12 program as the program progresses its clinical trial, a net increase of $120,000 in research and development and clinical trial costs for our ATR-04 program as the program has entered it's clinical trial phase, an increase of $23,000 in research and development costs for our ATR-01 program, an increase of $22,000 in payroll and benefits due merit increases and an additional new hire, and an increase of $9,000 for lab supplies offset by a decrease of $83,000 in clinical consultant expenditures related to our programs prior to entering into their clinical phases, and a net increase of $17,000 in other miscellaneous costs. There were no government and nonprofit grant revenue received for the periods ended June 30, 2025 and 2024. There were no refundable tax credits for the periods ended June 30, 2025 and 2024.

We expect our research and development expenses to significantly increase in the future due primarily to our planned clinical trial activity and continued development of product candidates.
Other Income (Expense)
Our other income (expense) consists of interest income, interest expense, change in the valuation of warrants carried at fair value, and loss on foreign currency. During the second quarter of fiscal 2025, other income (expense) decreased by $45,928, or 162%, compared to the comparable period in fiscal 2024. The decrease was primarily related to a increase of $41,000 attributable to the loss on foreign currency and by a net increase of $5,000 attributable to other income and expense.
We expect our future other income (expense) to be consistent with prior periods.

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

The following table summarizes our results of operations with respect to the items set forth below for the for the six months ended June 30, 2025 and 2024 together with the percentage change for those items.

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
Service revenue - related party
Total revenue	$—	$7,500	$(7,500)	(100)%
	—	7,500	(7,500)	(100)%
Operating expenses:
General and administrative	3,319,651	3,037,755	281,896	9%
Research and development	2,651,939	2,591,522	60,417	2%
Total operating expenses	5,971,590	5,629,277	342,313	6%

Loss from operations	(5,971,590)	(5,621,777)	(349,813)	6%

Other income (expense):
Interest income	52,625	23,877	28,748	120%
Interest expense	(1,761)	(2,697)	936	(35)%
Change in fair value of warrants	197	32,527	(32,330)	—%
Other income (expense)	(36,809)	3,202	(40,011)	(1250)%
Total other income	14,252	56,909	(42,657)	(75)%

Loss before income taxes	(5,957,338)	(5,564,868)	(392,470)	7%

Income tax expense	—	—	—	—%

Net loss attributable to common shareholders	$(5,957,338)	$(5,564,868)	$(392,470)	7%

Service Revenue - Related Party
We generated $0 of service revenue under the Bayer JDA during the first six months of fiscal 2025 compared to service revenue of $7,500 under the JDA for the comparable period in fiscal 2024. The decrease of $7,500 in service revenue is attributable to a decrease in the amount of reimbursable development costs incurred in 2025. We do not expect any further service revenue at this time.
General and Administrative
General and administrative costs during the first six months of fiscal 2025 increased by $281,896, or 9%, to $3,319,651 from the prior year period. The increase was primarily related to an increase of $185,000 in accounting costs primarily related to an increase in fees paid to external auditors and NYSE, an increase of $120,000 for the use of business consultants which was primarily attributed to increased hours due to incremental public company compliance initiatives and business development efforts, an increase of $120,000 in legal fees primarily related to patent expenses and public company compliance initiatives, an increase of $70,000 for public relations expenditures which increased due to additional services and an increase in our base rates, an increase of $24,000 for software and equipment, an increase of $23,000 in repairs and maintenance and an increase of $19,000 in salaries and benefits primarily due to merit and bonus increases, offset by a decrease of $212,000 in financing costs attributable to the 2024 payment to the previous investment bank, ThinkEquity, a decrease of $36,000 in insurance expense and a net decrease of approximately $31,000 in other overhead expenses.
We expect that our general and administrative expenses will incur a modest increase in the future as a result of personnel costs, and facility operating costs. We also expect an increase in costs associated with being a public company, including costs related to accounting, audit, legal, consulting fees, regulatory and tax-related services associated with maintaining compliance with applicable NYSE American and SEC requirements, additional director and officer insurance costs, and investor and public relations costs.
Research and Development

Research and development expenses include salaries and benefits of all research personnel, payments to contract research organizations, payments to research consultants, and the purchase of lab supplies.
During the six months ended June 30, 2025 and 2024 our research and development expenses by category were as follows:

	Six Months Ended June 30,
Expense Category:	2025	2024
Preclinical and clinical research and development activities	$1,548,946	$954,495
Chemistry, manufacturing and controls (CMC)	51,413	460,963
Personnel & consultants related expenses	1,051,580	1,176,064
Total research and development expenses	$2,651,939	$2,591,522
During the first six months of fiscal 2025, research and development expenses increased by $60,417, or 2%, to $2,651,939 from the prior year period. The increase was primarily related to an net increase of $158,000 in research and development and clinical trial costs related to our ATR-12 program as the program progresses its clinical trial, an increase of $60,000 in research and development costs related to our ATR-01 program as the program continues to progress, and an increase in payroll and benefits of $31,000 due merit increases and an additional new hire, offset by a decrease of $152,000 in clinical consultant expenditures elated to our programs prior to entering into their clinical phases, a net decrease of $19,000 in research and development and clinical trial costs in our ATR-04 program primarily due to the timing of when the program was progressing from its research and development to clinical stage, and an overall net decrease of approximately $18,000 in other costs.
We expect our research and development expenses to significantly increase in the future due primarily to our planned clinical trial activity and continued development of product candidates.
Other Income
Our other income consists of interest income, loss on foreign currency translation, change in the valuation of warrants carried at fair value, gain on disposal of property and equipment, and interest expense. During the first six months of fiscal 2025, other income decreased by $42,657, or 75%, compared to the comparable period in fiscal 2024. The decrease was primarily related to a decrease of $33,000 attributable to the decrease in warrant value, an increase of $38,000 attributable to the loss on foreign currency, and a net increase of approximately $1,000 attributable to other expense, offset by an increase in interest income of $29,000.
We expect our future other income (expense) to be consistent with prior periods.
Financial Condition
As of June 30, 2025, we had total assets of approximately $4.0 million and working capital of approximately $0.3 million. As of June 30, 2025, our liquidity included approximately $1.0 million of cash and cash equivalents. We believe that our cash on-hand as of the date of this report will not be sufficient to cover our proposed plan of operations over the next twelve months. We intend to seek additional funds through various financing sources, including the sale of our equity and debt securities, federal grants, licensing fees for our technology and joint ventures with industry partners. In addition, we will consider alternatives to our current business plan that may enable us to achieve revenue producing operations and meaningful commercial success with a smaller amount of capital. However, there can be no guarantees that such funds will be available on commercially reasonable terms, if at all. If such financing is not available on satisfactory terms, we may be unable to further pursue our business plan and we may be unable to continue operations.
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
As of the date of this filing, management has determined there is substantial doubt about our ability to continue as a going concern based on our lack of revenue from commercial operations, significant losses, and the need to raise additional capital to support ongoing operations. Our contractual commitments primarily consist of operating and financing leases with contractual undiscounted balances of $587,638, and $19,217, respectively as of June 30, 2025. Refer to Footnote 11 for more detailed information regarding our lease commitments. Additionally, as we continue to progress our product candidates through clinical trials, we will continue to incur additional costs related to our CRO's. It is common in our industry for the CRO's to require significant up-front cash payments prior to the beginning of such trial phases, and additional cash payments upon the achievement of certain milestones per the contracts' terms.
Cash Flows

The following table shows a summary of our cash flows for the periods indicated:

	Six Months Ended June 30,
	2025	2024

Net cash used in operating activities	$(5,886,798)	$(5,121,955)

Net cash used in investing activities	$(57,973)	$(155,826)

Net cash provided by financing activities	$2,435,782	$4,284,874

Net decrease in cash	$(3,508,989)	$(992,907)

Operating Activities
During the first six months of fiscal 2025, operating activities used $5.9 million of cash primarily driven by our net loss of $6.0 million. During the comparable period of fiscal 2024, operating activities used $5.1 million of cash primarily driven by our net loss of $5.6 million and by non-cash items of $0.5 million.
Investing Activities
During the first six months of fiscal 2025, investing activities used $57,973 of cash driven by $49,000 in trademark and deferred patent costs and $12,000 for the purchase of equipment offset by $3,000 in proceeds from the sale of property and equipment. During the comparable period of fiscal 2024, investing activities used $155,826 of cash attributable to trademark and deferred patent costs.
Financing Activities
During the first six months of fiscal 2025, financing activities provided $2.4 million in cash primarily driven by proceeds from our January and February 2025 follow-on public offerings and draws on our equity line of credit. During the comparable period of fiscal 2024, financing activities provided $4.3 million in cash primarily driven by proceeds from our February 2024 follow-on offering.
Critical Accounting Policies
During the six months ended June 30, 2025, there were material changes to our critical accounting policies previously disclosed in our Form 10-K dated December 31, 2024 and filed with the SEC on February 24, 2025. We no longer consider our revenue recognition, and estimating the fair value of our common stock critical accounting policies as we currently do not have transactions that produce revenue, and since we are a publicly traded company, we no longer need to estimate the fair value of our common stock as the Company's common stock is traded on the NYSE American.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as of June 30, 2025. In the course of that evaluation, we identified a material weakness as it relates to a lack of adequate segregation of accounting functions. We intend to increase staffing within our accounting infrastructure sufficient to facilitate proper segregation of accounting functions and to enable appropriate review of our internally prepared financial statements. Based upon the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2025.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the six months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Number	Exhibit Description	Method of Filing

3.1	Second Amended and Restated Certificate of Incorporation of the Registrant	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on June 21, 2023.
3.2	Second Amended and Restated Bylaws of the Registrant	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on June 21, 2023.
3.3	Certificate of Amendment dated June 27, 2024 to Amended and Restated Certificate of Incorporation	Incorporated herein by reference to the Company's Form S-3 filed on July 1, 2024.
3.4	Certificate of Amendment filed with the Delaware Secretary of State on July 3, 2025	Incorporated herein by reference to the Company’s 8-K filed on July 3, 2025.
3.5	Amendment to Second Amended and Restated Bylaws of the Registrant	Incorporated herein by reference to the Company's Current Report on Form 8-K filed on August 12, 2024.
4.1	Form of Placement Agent Warrant issued to Maxim Partners, LLC	Incorporated herein by reference to the Company's Current Report on Form 8-K filed on January 16, 2025
4.2	Form of Letter Agreement Between the Registrant and investors in February 2025 Securities Offering	Incorporated herein by reference to the Company's Current Report on Form 8-K filed on February 6, 2025
4.3	Form of Warrant issued to Investors in February 2025 Securities Offering	Incorporated herein by reference to the Company's Current Report on Form 8-K filed on February 6, 2025
4.4	Form of Warrant, dated April 24, 2025 issuable to Alumni Capital LP	Incorporated herein by reference to the Company's Current Report on Form 8-K filed on April 24, 2025
10.1	Form of Purchase Agreement, dated April 24, 2025, by and between the Registrant and Alumni Capital LP	Incorporated herein by reference to the Company's Current Report on Form 8-K filed on April 24, 2025
31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002	Filed electronically herewith.
31.2	Certification under Section 302 of the Sarbanes-Oxley Act of 2002	Filed electronically herewith.
32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	Filed electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AZITRA, INC.

Date: August 11, 2025	By:	/s/ Francisco D. Salva
Francisco D. Salva,
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2025	By:	/s/ Norman Staskey
Norman Staskey
Chief Financial Officer
(Principal Financial Officer)