Form 10-Q
period 2025-09-30
Azitra, Inc.
filed 2025-11-12
CIK 1701478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant's common stock outstanding as of November 11, 2025 was 10,204,938.

PART I FINANCIAL INFORMATION
ITEM 1. Financial Statements.
AZITRA, INC.
CONDENSED BALANCE SHEETS

	September 30, 2025	December 31, 2024
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$1,401,878	$4,554,719
Accounts receivable	—	233
Tax credits receivable	10,366	101,663
Income tax receivable	5,642	—
Deferred offering costs	—	4,106
Prepaid expenses	812,159	567,569
Total current assets	2,230,045	5,228,290

Property and equipment, net	579,830	653,957
Financing lease right-of-use asset	12,912	24,522
Operating lease right-of-use asset	478,667	527,393
Intangible assets, net	270,992	246,420
Deferred patent costs	680,594	593,802
Deferred issuance costs	—	37,477
Other assets	47,239	46,941
Total assets	$4,300,279	$7,358,802

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	718,476	490,255
Income tax payable	—	11,572
Current financing lease liability	14,271	16,066
Current operating lease liability	270,467	255,177
Insurance premium financing liability	295,560	—
Accrued expenses	507,329	602,787
Total current liabilities	1,806,103	1,375,857

Long-term financing lease liability	—	10,105
Long-term operating lease liability	214,949	274,161
Warrant liability	51	381
Total liabilities	2,021,103	1,660,504

Commitments and contingencies (Note 11)
The accompanying notes are an integral part of these unaudited condensed financial statements.

AZITRA, INC.
CONDENSED BALANCE SHEETS

Stockholders' equity
Preferred stock; $0.0001 par value; 10,000,000 shares authorized at September 30, 2025 and December 31, 2024; 0 shares issued at September 30, 2025 and December 31, 2024	—	—
Common stock; $0.0001 par value, 200,000,000 and 100,000,000 shares authorized at September 30, 2025 and December 31, 2024, respectively, 5,604,938 and 1,145,038 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	561	114
Additional paid-in capital	68,566,307	63,264,009
Accumulated deficit	(66,287,692)	(57,565,825)
Total stockholders' equity	2,279,176	5,698,298
Total liabilities and stockholders' equity	$4,300,279	$7,358,802

The accompanying notes are an integral part of these unaudited condensed financial statements.

AZITRA, INC.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Service revenue - related party	$—	$—	$—	$7,500
Total revenue	—	—	—	7,500

Operating expenses:
General and administrative	$1,588,406	$1,913,400	$4,908,057	$4,951,155
Research and development	1,180,078	1,015,807	3,832,017	3,607,329
Total operating expenses	2,768,484	2,929,207	8,740,074	8,558,484

Loss from operations	(2,768,484)	(2,929,207)	(8,740,074)	(8,550,984)

Other income (expense):
Interest income	4,823	47,389	57,448	71,266
Interest expense	(372)	(3,851)	(2,133)	(6,548)
Change in fair value of warrants	133	4,001,469	330	4,033,996
Loss on issuance of common stock	—	(2,132,800)	—	(2,132,800)
Other (expense) income	(628)	7,509	(37,437)	10,711
Total other income	3,956	1,919,716	18,208	1,976,625

Loss before income taxes	(2,764,528)	(1,009,491)	(8,721,866)	(6,574,359)

Income tax expense	—	—	—	—

Net loss attributable to common shareholders	$(2,764,528)	$(1,009,491)	$(8,721,866)	$(6,574,359)

Net loss per share, basic and diluted	$(0.67)	$(1.14)	$(3.06)	$(17.37)

Weighted average common stock outstanding, basic and diluted	4,117,753	883,865	2,854,421	378,489

The accompanying notes are an integral part of these unaudited condensed financial statements.

AZITRA, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-in-Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance - December 31, 2023	—	$—	60,535	$6	$51,511,473	$(48,598,333)	$2,913,146
Exercise of stock options	—	—	200	—	19,100	—	19,100
Follow-on public offering, net of issuance costs of $709,426	—	—	83,403	8	4,290,666	—	4,290,674
Stock-based compensation	—	—	—	—	34,171	—	34,171
Net loss	—	—	—	—	—	(2,932,875)	(2,932,875)
Balance, March 31, 2024	—	$—	144,138	$14	$55,855,410	$(51,531,208)	$4,324,216
Follow-on public offering issuance costs adjustment	—	—	—	—	(227)	—	(227)
Stock-based compensation	—	—	—	—	34,170	—	34,170
Net loss	—	—		—		(2,631,993)	(2,631,993)
Balance, June 30, 2024	—	—	144,138	$14	$55,889,353	$(54,163,201)	$1,726,166
Follow-on public offering, net of issuance costs of $933,960	—	—	1,000,750	100	9,063,440	—	9,063,540
Reclass of warrant liability	—	—	—	—	(1,866,200)	—	(1,866,200)
Exercise of Warrants	—	—	150	—	704	—	704
Stock based compensation expense	—	—	—	—	143,534	—	143,534
Net loss	—	—	—	—	—	(1,009,491)	(1,009,491)
Balance - September 30, 2024	—	—	1,145,038	$114	$63,230,831	$(55,172,692)	$8,058,253

The accompanying notes are an integral part of these unaudited condensed financial statements.

AZITRA, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-in-Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance - December 31, 2024	—	$—	1,145,038	$115	$63,264,008	$(57,565,825)	$5,698,298
Follow-on public offering, net of issuance costs of $269,948	—	—	729,381	73	1,186,220	—	1,186,293
Follow-on public offering, net of issuance costs of $133,076	—	—	374,696	37	560,939	—	560,976
Stock-based compensation	—	—	—	—	30,402	—	30,402
Net loss	—	—	—	—	—	(3,068,345)	(3,068,345)
Balance, March 31, 2025	—	$—	2,249,115	$225	$65,041,571	$(60,634,171)	$4,407,625
Draws on equity line of credit, net of issuance costs of $79,985	—	—	449,998	45	694,263	—	694,308
Stock-based compensation	—	—	—	—	16,031	—	16,031
Net loss	—	—	—	—	—	(2,888,993)	(2,888,993)
Balance, June 30, 2025	—	$—	2,699,113	$270	$65,751,865	$(63,523,164)	$2,228,971
Draws on equity line of credit, net of issuance costs of $—	—	—	2,905,825	291	2,847,448	—	2,847,739
Stock-based compensation	—	—	—	—	4,165	—	4,165
Offering costs and other miscellaneous adjustments	—	—	—	—	(37,171)	—	(37,171)
Net loss	—	—	—	—	—	(2,764,528)	(2,764,528)
Balance, September 30, 2025	—	$—	5,604,938	$561	$68,566,307	$(66,287,692)	$2,279,176

Amounts in the Condensed Statements of Changes in Stockholders' may not foot due to rounding

The accompanying notes are an integral part of these unaudited condensed financial statements.

AZITRA, INC.
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(8,721,866)	$(6,574,359)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	103,059	97,950
Loss on lease modification	8,564	—
Amortization of right-of-use assets	236,981	234,537
Change in foreign currency rates on remeasurement of Canadian fixed assets	—	(14,199)
Stock based compensation	50,598	211,875
Change in fair value of warrant liability	(330)	(4,033,996)
Loss on issuance of common stock	—	2,132,800
Gain on disposal of property and equipment	2,069	4,859
Impairment of intangible assets and deferred patent costs	—	442,793

Changes in operating assets and liabilities:
Accounts receivable	233	98,255
Prepaid expenses	50,970	83,584
Other assets	(298)	229
Tax credits receivable	91,297	108,460
Income tax payable/receivable	(17,214)	6,836
Accounts payable and accrued expenses	93,554	(165,380)
Operating lease liability	(229,131)	(231,783)
Net cash used in operating activities	(8,331,514)	(7,597,539)

Cash flows from investing activities:
Purchases of property and equipment	(14,964)	(8,569)
Proceeds from sale of property and equipment	3,153	—
Deferred patent costs	(87,240)	(255,145)
Net cash used in investing activities	(99,051)	(263,714)

Cash flows from financing activities
Payment of deferred offering/issuance costs	—	(37,477)
Principal payments on finance leases	(11,900)	(10,816)
Proceeds from public offerings, net	1,746,988	13,354,691

The accompanying notes are an integral part of these unaudited condensed financial statements.

AZITRA, INC.
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

Proceeds from equity line of credit, net	3,542,636	—
Proceeds from exercise of stock options	—	19,100
Net cash provided by financing activities	5,277,724	13,325,498

Net change in cash and cash equivalents	(3,152,841)	5,464,245

Cash and cash equivalents at beginning of period	4,554,719	1,795,989
Cash and cash equivalents at end of period	$1,401,878	$7,260,234

Supplemental disclosure of non-cash investing and financing information:

Financed insurance premium exchanged for prepaid insurance	$295,560	$—
Purchases of fixed assets in accounts payable	$9,249	$—

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
Stock Splits, Change in Par Value, Increase in Shares Authorized, Initial and Follow-on Public Offerings, and Equity Line of Credit Issuances
In June 2023, the Company completed its initial public offering (IPO) in which it issued and sold 7,508 shares of its common stock at a price to the public of $999.00 per share. The shares began trading on the NYSE American on June 16, 2023 under the symbol “AZTR”. The net proceeds received by the Company from the IPO were $6.0 million, after deducting underwriting discounts, commissions and other offering expenses.
Immediately prior to the effectiveness of the Company’s registration statement, the Company effected a 7.1-for-1 forward stock split (the "Forward Stock Split") of its issued and outstanding shares of common stock. On May 17, 2023, the Company changed the par value of its capital stock from $0.01 to $0.0001. Accordingly, all share and per share amounts for all periods presented in the accompanying unaudited condensed financial statements and notes thereto have been adjusted retroactively, unless otherwise noted, to reflect the effect of the Forward Stock Split. Refer to Note 6 for additional details relating to the Forward Stock Split.
In February 2024, the Company completed a follow-on public offering (the "February 2024 Offering") in which it issued and sold 83,404 shares of its common stock at a price to the public of $59.94 per share. The net proceeds received by the Company from the follow-on public offering were $4.3 million, after deducting underwriting discounts, commissions and other offering expenses. For further information regarding the February 2024 Offering and related warrant issuance, refer to Notes 6 and 7, respectively.
On July 1, 2024, the Company effected a 30-for-1 reverse stock split of its issued and outstanding shares of common stock (the "2024 Reverse Stock Split") and began trading on a split-adjusted basis the same day. There was no change in par value. Accordingly, all share and per share amounts for all periods presented in the accompanying unaudited condensed financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect the effect of the 2024 Reverse Stock Split. Refer to Note 6 for additional details relating to the Reverse Stock Split.
In July 2024, the Company completed a follow-on public offering (the "July 2024 Offering") in which it issued and sold 1,000,750 shares of its common stock at a price of $9.99 per share and Class A Warrants exercisable for an aggregate 2,001,502 shares of common stock. The net proceeds received by the Company from the follow-on public offering were $9.1 million, after deducting placement agent's fees and other offering expenses. For further information regarding the July 2024 Offering and related warrant issuance, refer to Notes 6 and 7, respectively.
In January 2025, the Company completed a follow-on offering (the "January 2025 Offering") in which it issued and sold 729,381 shares of its common stock at a price of $2.00 per share. The net proceeds received by the Company from the follow-on offering were $1.2 million, after deducting placement agent's fees and other offering expenses. The shares were offered by the Company pursuant to a shelf registration statement on Form S-3 filed with the SEC on July 1, 2024, and a final prospectus supplement dated January 15, 2025. For further information regarding the January 2025 Offering, refer to Notes 6 and 7 respectively.
In February 2025, the Company completed a follow-on offering (the "February 2025 Offering") in which it issued 374,696 shares of its common stock at a public offering price of $1.85 per share and warrants to purchase up to 337,232 shares of common stock at an exercise price of $3.60. The net proceeds received by the Company from the follow-on offering were $560,976 after deducting placement agent's fees and other offering expenses. The shares were offered by the Company pursuant to a shelf registration statement on Form S-3 filed with the SEC on July 1, 2024, and a final prospectus supplement dated February 6, 2025. For further information regarding the February 2025 Offering and related warrant issuance, refer to Notes 6 and 7, respectively.

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
Under the terms of the ELOC, the Company has issued 7,955,823 shares of common stock, of which 4,600,000 shares were issued subsequent to September 30, 2025, and issued 795,579 warrants, of which 460,000 warrants were issued subsequent to September 30, 2025. The gross proceeds received by the Company under the ELOC were $6.0 million, of which $2.4 million was received subsequent to September 30, 2025. As of November 12, 2025, approximately $14.0 million is available under the ELOC for future share issuances.
In July 2025, the Company amended and restated its Certificated of Incorporation increasing the number of authorized shares of common stock from 100,000,000 to 200,000,000.
On August 21, 2025, the Company effected a 6.66-for-1 reverse stock split of its issued and outstanding shares of common stock (the "2025 Reverse Stock Split") and began trading on a split-adjusted basis the same day. There was no change in par value. Accordingly, all share and per share amounts for all periods presented in the accompanying unaudited condensed financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect the effect of the 2025 Reverse Stock Split. Refer to Note 6 for additional details relating to the 2024 Reverse Stock Split, and the 2025 Reverse Stock Split (together, the "Reverse Stock Splits").
Other Events
On October 1, 2025, the Company received a deficiency letter (the “Deficiency Letter”) from the NYSE American LLC ("NYSE American") indicating that the Company is not in compliance with the NYSE American continued listing standards set forth in Section 1003(a)(ii) of the NYSE American Company Guide. Section 1003(a)(ii) of the NYSE American Company Guide requires a listed company’s stockholders’ equity be at least $4.0 million if it has reported losses from continuing operations and/or net losses in three of its four most recent fiscal years. The Deficiency Letter noted that the Company reported stockholders’ equity of $2.2 million as of June 30, 2025, and losses from continuing operations and/or net losses in three of its four most recent fiscal years ended December 31, 2024.
In order to maintain the Company’s listing on the NYSE American, the NYSE American requested that the Company submit a plan of compliance (the “Plan”) by October 31, 2025 addressing how the Company intends to regain compliance with Section 1003(a)(ii) of the NYSE American Company Guide by April 1, 2027.
The Company’s management submitted the Plan to the NYSE American by the October 31, 2025 deadline. If the NYSE American accepts the Company’s Plan, the Company will be able to continue its listing during the Plan period and will be subject to continued periodic review by the NYSE American staff. If the Plan is not accepted, delisting proceedings will commence. If the plan is accepted but the Company does not make progress consistent with the Plan during the plan period or if the Company is not in compliance with the listing standards by April 1, 2027, then the Company will be subject to delisting procedures as set forth in the NYSE American Company Guide.
The Company is committed to undertaking a transaction or transactions in the future to achieve compliance with the NYSE American’s requirements. There can be no assurance that the Company will be able to achieve compliance with the NYSE American’s continued listing standards within the required time frame.
Going Concern Matters
The financial statements have been prepared on the going concern basis, which assumes that the Company will continue in operation for the foreseeable future, and which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, management has identified the following conditions and events that created an uncertainty about the ability of the Company to continue as a going concern. As of and for the period ended September 30, 2025, the Company has an accumulated

The accompanying notes are an integral part of these unaudited condensed financial statements.

AZITRA, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
deficit of $66.3 million, a loss from operations of $8.7 million, used $8.3 million to fund operations and had $0.4 million of working capital. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern.
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

2. Summary of Significant Accounting Policies
Basis of Accounting
The financial statements of the Company are prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). Certain amounts in the condensed financial statements and associated notes may not add up due to rounding.
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
In July 2024, the Company also filed a Form S-3 Registration Statement and recorded deferred issuance costs as a long-term asset. In September 2025, the Company wrote off the remaining deferred issuance costs of $35,435 as it was uncertain the Company would be able to issue additional shares against the Form S-3 Registration Statement. The write-off resulted in a reduction to additional paid-in capital.
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
At September 30, 2025, the Company had operating right-of-use assets with a net value of $478,667 and current and long-term operating lease liabilities of $270,467 and $214,949, respectively.
In 2023, the Company entered into a lease for the use of certain equipment that is classified as a finance lease. The finance lease has a term of 36 months. At September 30, 2025, the Company had financing right-of-use assets with a net value of $12,912 and current and long-term operating lease liabilities of $14,271 and $—, respectively.
Deferred Patent Costs
Deferred patent costs represent legal and filing expenses incurred related to the submission of patent applications for patents pending approval. These deferred costs will be reclassed to intangible assets and begin to be amortized over their estimated useful lives upon the formal approval of the patent. If the patent is not issued, the costs associated with the patent will be expensed in the year the patent was rejected. Deferred patent costs are reviewed for impairment at each reporting period. The costs associated with any impairment are expensed in the period the deferred patent costs are determined to be impaired. In connection with its review of the third quarter financial statements, the Company recorded impairment expenses of $442,793 during the three and nine months ended September 30, 2024. The Company did not record impairment expenses during the three and nine months ended September 30, 2025.

The accompanying notes are an integral part of these unaudited condensed financial statements.

AZITRA, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Research and Development
The Company accounts for research and development costs in accordance with Accounting Standards Codification (ASC) subtopic 730-10, Research and Development. Accordingly, research and development costs are expensed as incurred. Research and development costs consist of costs related to labor, materials and supplies, as well as fees paid to consultants, external research fees. Research and development costs incurred were 1,180,078 and 3,832,017 for the three and nine months ended September 30, 2025, respectively. Research and development costs were $1,015,807 and $3,607,329 for the three and nine months ended September 30, 2024, respectively.
At September 30, 2025 and December 31, 2024, the Company had state tax credit receivables of $0 and $65,676, respectively for pending refunds related to the selling of research and development tax credits back to the State of Connecticut. At September 30, 2025 and December 31, 2024, the Company had recorded $0 and $27,666, respectively, for pending refunds related to Canadian Scientific Research and Experimental Development (SRED) credits. At September 30, 2025 and December 31, 2024, the Company had recorded $10,366 and $8,321, respectively, related to refunds of Canadian Goods and Services Tax (GST) and Quebec Sales Tax (QST). Receipts of refunds are recorded in research and development on the statements of operations.
Insurance Premium Financing Liability
In August 2025, the Company entered into an insurance premium financing agreement for $328,400, with a term of nine months and an annual interest rate of 7.82%. The Company made a down payment of 10% and is required to make monthly principal and interest payments of $33,919 over the term of the agreement, which will mature in June 2026. The insurance premium financing liability was approximately $295,560 and $— as of September 30, 2025 and December 31, 2024, respectively. Related prepaid insurance at September 30, 2025 and December 31, 2024 of $301,033 and $—, respectively, is included in prepaid expenses and other current assets on the accompanying condensed balance sheets.
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

3. Property and Equipment
Property and equipment consisted of the following at:

	September 30, 2025	December 31, 2024
Laboratory equipment	$1,086,860	$1,070,032
Computers and office equipment	30,825	30,825
Furniture and fixtures	20,164	24,316
Leasehold improvements	28,855	28,855
Building equipment	14,932	14,932
Total property and equipment	1,181,636	1,168,960
Less accumulated depreciation & amortization	(601,806)	(515,003)
Total property and equipment, net	$579,830	$653,957

The accompanying notes are an integral part of these unaudited condensed financial statements.

AZITRA, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Depreciation and amortization expense was $31,041 and $93,117 for the three and nine months ended September 30, 2025, respectively. Depreciation and amortization expense was $30,007 and $89,877 for the three and nine months ended September 30, 2024, respectively.
Fixed assets are reviewed for impairment each reporting period. For the three and nine months ended September 30, 2025 there was $3,244 and $2,069 of gain on disposal of property and equipment recorded, respectively. For the three and nine months ended September 30, 2024 there was $4,859 of losses on disposal of property and equipment recorded.

4. Intangible Assets
Intangible assets consisted of the following at:
September 30, 2025:

	Estimated Useful Life	Gross Amount	Accumulated Amortization	Impairment	Net Amount
Trademarks	Indefinite	$60,244	$—	$—	$60,244
Patents	17 years	247,636	36,888	—	210,748
Intangible assets		$307,880	$36,888	$—	$270,992
December 31, 2024:

	Estimated Useful Life	Gross Amount	Accumulated Amortization	Impairment	Net Amount
Trademarks	Indefinite	$60,244	$—	$—	$60,244
Patents	17 years	213,122	26,946	—	186,176
Intangible assets		$273,366	$26,946	$—	$246,420
During the three and nine months ended September 30, 2025, amortization expense related to intangible assets was $3,724 and $9,942, respectively. During the three and nine months ended September 30, 2024, amortization expense related to intangible assets was $2,991 and $8,074, respectively.

The accompanying notes are an integral part of these unaudited condensed financial statements.

AZITRA, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
5. Accrued Expenses
Accrued expenses consisted of the following at:

	September 30, 2025	December 31, 2024
Employee payroll and bonuses	$349,301	$410,781
Vacation	74,505	32,969
Research and development projects	26,454	75,047
Professional fees	53,408	82,762
Other	3,661	1,228
Total accrued expenses	$507,329	$602,787

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
On February 16, 2024, the Company completed the February 2024 Offering, consisting of an aggregate of 83,404 shares of its common stock at a public offering price of $59.94 per share. The gross proceeds from the February 2024 Offering, before deducting the placement agent's fees and other offering expenses, were approximately $5 million.
As consideration for ThinkEquity LLC serving as the placement agent for the February 2024 Offering (the "February 2024 Placement Agent"), the Company paid the February 2024 Placement Agent a cash fee of 7.5% of the aggregate gross proceeds of the February 2024 Offering and reimbursed the February 2024 Placement Agent for certain expenses, legal fees for a total of $537,559, and issued February 2024 Placement Agent Warrants to designees to the February 2024 Placement Agent.
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
On July 25, 2024, the Company completed the July 2024 Offering, consisting of an aggregate of 1,000,750 shares of its common stock and Class A warrants to purchase 2,001,502 shares of common stock, at a combined public offering price of $9.99. The Class A warrant had an initial exercise price of $9.99 per share, was exercisable immediately upon issuance, and will expire on the fifth anniversary of the original issuance date. However, if on the date that was 30 calendar days immediately following the date of issuance of the Class A Warrants, or August 24, 2024 (the “Reset Date”), the Reset Price, as defined below, was less than the exercise price at such time, the exercise price would be decreased to the Reset Price. “Reset Price” is defined as 100% of the trailing five-day VWAP immediately preceding the Reset Date, provided, that in no event would the Reset Price be less than $2.13 (subject to adjustment for reverse and forward stock splits, recapitalizations and similar transactions), which represented 20% of the most recent closing price for the Common Stock at the time of execution of the placement agent agreement with respect to the offering. The Reset Price of the Class A Warrants as calculated on the Reset Date was $4.69. The number of shares of Common Stock issuable upon exercise of the Class A Warrants has not been proportionately adjusted due to the reset of the exercise price.
In consideration for Maxim Group LLC serving as the placement agent of the July 2024 Offering (the “July 2024 Placement Agent”), the Company paid the July 2024 Placement Agent a cash fee equal to 7% of the aggregate gross proceeds of the July 2024 Offering,

The accompanying notes are an integral part of these unaudited condensed financial statements.

AZITRA, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
reimbursed the July 2024 Placement Agent for certain expenses and legal fees for a total of $809,825, and issued Placement Agent Warrants.
The gross proceeds from the July 2024 Offering, before deducting the July 2024 Placement Agent’s fees and other offering expenses, were approximately $10.0 million.
On January 14, 2025, the Company completed the January 2025 Offering in which it issued and sold 729,381 shares of its common stock at a price of $2.00 per share. The net proceeds received by the Company from the January 2025 Offering were $1.2 million, after deducting underwriting discounts, commissions and other offering expenses. The shares were offered by the Company pursuant to a shelf registration statement on Form S-3 filed with the SEC on July 1, 2024, and a final prospectus supplement dated January 15, 2025.
In consideration for Maxim Group LLC serving as the placement agent of the January 2025 Offering (the "January 2025 Placement Agent"), the Company paid the January 2025 Placement Agent a cash fee equal to 7.0% of the aggregate gross proceeds raised in the January 2025 Offering and the reimbursed the January 2025 Placement Agent for certain expenses and legal fees of $60,000. The Company also issued warrants to designees of the January 2025 Placement Agent (the "Placement Agent Warrants").
On February 5, 2025, the Company completed the February 2025 Offering in which it issued 374,696 shares of its common stock at a public offering price of $1.85 per share and warrants to purchase up to 337,232 shares of common stock. The net proceeds received by the Company from the February 2025 Offering were $561,000 after deducting placement agent's fees and other offering expenses. The shares were offered by the Company pursuant to a shelf registration statement on Form S-3 filed with the SEC on July 1, 2024, and a final prospectus supplement dated February 6, 2025.
In consideration for Maxim Group LLC serving as the placement agent of the February 2025 Offering (the "February 2025 Placement Agent"), the Company paid the February 2025 Placement Agent a cash fee equal to 4.0% of the aggregate gross proceeds raised in the February 2025 Offering, reimbursed the February 2025 Placement Agent for certain expenses and legal fees of $35,000, and issued Placement Agent Warrants.
On April 24, 2025, the Company entered into an ELOC with Alumni Capital, whereby the Company has the right, but not the obligation, to sell to Alumni Capital, and Alumni Capital is obligated to purchase, up to an aggregate of $20 million of shares of the Company’s common stock in a series of purchases. The term of the ELOC is through December 31, 2026, or the date on which Alumni Capital shall have purchased the shares pursuant to the ELOC for an aggregate purchase price of $20 million. During the term, the Company may at its election cause Alumni Capital to make a series of purchases of shares, each up to $750,000, or up to $4 million dollars upon consent of Alumni Capital. The closing of each purchase pursuant to the ELOC will be no later than five business days after the Company provides a notice to Alumni Capital. The purchase price of the shares that the Company elects to sell to Alumni Capital pursuant to the ELOC will be equal to the lowest daily volume weighted average price of the Common Stock during the period commencing on the date that the Company delivers a notice requiring the purchase of shares by Alumni Capital and ending on the earlier to occur of (i) five (5) business days immediately following such date and (ii) the date on which Alumni Capital notifies the Company that it is prepared to proceed with the relevant closing, multiplied by 90%.
On August 26, 2025, the Company entered into a Modification Agreement (the “Modification Agreement”) with Alumni Capital to amend certain terms of the Purchase Agreement, dated April 24, 2025, between the Company and Alumni Capital (the “Purchase Agreement”). Pursuant to the Modification Agreement, the Company may at its election, cause Alumni Capital to make a series of purchases of ELOC Shares either at (i) the lowest daily volume weighted average price of the Common Stock during the period commencing on the date that the Company delivers written notice (the “Purchase Notice”) and ending on the earlier of (a) five (5) business days immediately following the date of a Purchase Notice, and (b) the date on which Alumni Capital notifies the Company that it is prepared to proceed with the closing of the purchase, multiplied by 90% (“Purchase Notice Option 1”) or (ii) the lowest traded price of Common Stock during the period commencing on the date the Company delivers a Purchase Notice and ending on the earlier of (x) the same business day a Purchase Notice is delivered, and (y) the date on which Alumni Capital notifies the Company that it is prepared to proceed with the closing of the purchase, multiplied by 97% (“Purchase Notice Option 2”). Each Purchase Notice delivered by the Company must specify whether Purchase Notice Option 1 or Purchase Notice Option 2 is selected and the number of ELOC Shares to be purchased. All other terms and conditions of the Purchase Agreement remain in full force and effect. Refer to Note 7 regarding the terms of the warrants issued in conjunction with the shares.
Under the terms of the ELOC, the Company has issued 7,955,823 shares of common stock, of which 4,600,000 shares were issued subsequent to September 30, 2025 and issued 795,579 warrants, of which 460,000 warrants were issued subsequent to September 30,

The accompanying notes are an integral part of these unaudited condensed financial statements.

AZITRA, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
2025. As of the date of this filing, the gross proceeds received by the Company under the ELOC were approximately $6.0 million of which $2.4 million was received subsequent to September 30, 2025.
Common Stock
At September 30, 2025 and December 31, 2024, per the Company’s amended and restated Certificate of Incorporation, the Company was authorized to issue 200,000,000 and 100,000,000 shares of $0.0001 par value common stock.
Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders.
The Company currently has 2,754,168 shares of common stock reserved for future issuance for the potential exercise of stock options and warrants outstanding at September 30, 2025.
Except as otherwise indicated, all share and share price amounts in this report gives effect to a forward stock split effected on May 17, 2023 at a ratio of 7.1-for-1, a reverse stock split effected on July 1, 2024 at a ratio of 1-for-30, and a reverse stock split effected on August 21, 2025 at a ratio of 1-for 6.66.
Preferred Stock
At September 30, 2025 and December 31, 2024, per the Company’s amended and restated Certificate of Incorporation, the Company has authorized 10,000,000 shares of $0.0001 par value preferred stock.
Upon the close of the Company’s IPO in June 2023, all of the then outstanding preferred stock converted to common stock, resulting in the issuance of shares of common stock in exchange for outstanding Series A (7,298 shares), Series A-1 (14,839 shares), and Series B Preferred Stock (16,439 shares), respectively. There was no gain or loss upon conversion.

7. Warrants
The Company issued warrants to purchase 240 shares of common stock in 2018 in conjunction with convertible debt financing that have a redemption provision providing the holder the right to have the Company redeem all or any portion of the warrant (or shares it has converted into) at a purchase price equal to the fair market value of the shares as determined by the board of directors or an independent appraiser. As a result of this redemption provision, the warrants have been classified as a liability in the financial statements based on ASC 480. These warrants have an exercise price of $95.90 per share and a term of 10 years. The warrants are marked to market each reporting period. The fair value was $51 and $381 at September 30, 2025 and December 31, 2024, respectively.
The Company issued 300 warrants to its underwriters as part of our initial public offering in fiscal 2023. In fiscal 2024, the Company issued an additional 3,337 warrants in February, and 40,030 warrants in July to its underwriters as part of our February, and July Offerings. The underwriter warrants have a term of 5 years.
In connection with the February 2024 Offering, the Company also issued warrants to designees to the February 2024 Placement Agent exercisable for an aggregate of 3,337 shares of Common Stock at an exercise price of $75.92 per share (125% of the 60.74 public offering price) and which expire on February 16, 2029. The warrants were evaluated in accordance with ASC 718 and recorded within stockholders' equity.
The Company issued 2,001,502 Class A Warrants to investors who participated in the Company's July 2024 Offering. The Class A Warrants had an initial exercise price of $9.99 per share of Common Stock, however on August 24, 2024 the exercise price was reset to $4.69. See Note 6. The number of shares of Common Stock issuable upon exercise of the Class A Warrants were not proportionately adjusted in connection with the reset of the exercise price.
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
In connection with the July 2024 Offering, the Company also issued warrants to designees of the July 2024 Placement Agent exercisable for an aggregate of 40,030 shares of common stock. The warrants have substantially the same terms as the Class A Warrants, except that the July 2024 Placement Agent warrants have an exercise price equal to $12.49 per share (125% of the 10 public offering price), have an initial exercise date of January 23, 2025 and expire on July 23, 2029. The 2024 Placement Agent warrants were evaluated in accordance with ASC 718 and recorded within stockholders' equity.
In connection with the January 2025 Offering, as consideration for Maxim Group LLC serving as the placement agent of the January 2025 Agent of the January 2025 Offering, the Company also issued warrants to designees of the Janaury 2025 Placement Agent exercisable for an aggregate of 29,176 shares of common stock, which represent 4.0% of the aggregate number of shares of common stock sold in the offering, at an exercise price per share equal to 125% of the public offering price of $2.50. The warrants are exercisable six months from the date of issuance and expire five years from the commencement of the sales in this offering. The warrants may be exercisable via cashless exercise in certain circumstances. The warrants were evaluated in accordance with ASC 718 and recorded within stockholders' equity.
In connection with the February 2025 Offering, the Company issued warrants to purchase up to 337,232 shares of common stock at an exercise price of $3.60. The warrants are exercisable on the six-month and one day anniversary of their issuance, and their exercise price was calculated as the greater of the (1) book value of the common stock or (ii) market value of the common stock as determined by the NYSE American Rules.
In connection with shares issued to Alumni Capital under the terms of the ELOC, Alumni Capital will receive warrants to purchase such number of shares of the Company’s common stock equal to 10% of the number of shares purchased in the related purchase. The Exercise Price shall equal 130% of the price per share paid upon closing. The exercise of the warrant will be subject to stockholder approval and expire five years after issuance. The warrants may be exercised via cashless exercise if there is no effective registration statement, or current prospectus available for, the resale of the warrant shares. The Company has issued 795,579 warrants, of which 460,000 warrants were issued subsequent to September 30, 2025.

The accompanying notes are an integral part of these unaudited condensed financial statements.

AZITRA, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
The following table summarizes information about warrants outstanding at September 30, 2025:

		Warrants Outstanding			Warrant Exercisable
Year Granted	Exercise Price	Number of Warrants at 09/30/2025	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Warrants at 09/30/2025	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price

2018	$95.90	240	2.5 years	$95.90	240	2.5 years	$95.90
2019	$1,054.94	1,080	0.4 years	$1,054.94	1,080	0.4 years	$1,054.94
2023	$1,248.75	300	2.7 years	$1,248.75	300	2.7 years	$1,248.75
2024	$75.92	3,337	3.4 years	$75.92	3,337	3.4 years	$75.92
2024	$4.69	2,001,351	3.8 years	$4.69	2,001,351	3.8 years	$4.69
2024	$12.49	40,030	3.8 years	$12.49	40,030	3.8 years	$12.49
2025	$2.50	29,176	4.3 years	$2.50	29,176	4.3 years	$2.50
2025	$3.60	337,232	4.9 years	$3.60	337,232	4.9 years	$3.60
2025	$2.33	11,216	4.6 years	$2.33	11,216	4.6 years	$2.33
2025	$2.17	11,261	4.6 years	$2.17	11,261	4.6 years	$2.17
2025	$2.12	11,261	4.7 years	$2.12	11,261	4.7 years	$2.12
2025	$2.32	11,261	4.7 years	$2.32	11,261	4.7 years	$2.32
2025	$1.86	13,514	4.8 years	$1.86	13,514	4.8 years	$1.86
2025	$1.78	13,514	4.8 years	$1.78	13,514	4.8 years	$1.78
2025	$1.75	13,514	4.8 years	$1.75	13,514	4.8 years	$1.75
2025	$1.70	13,514	4.8 years	$1.70	13,514	4.8 years	$1.70
2025	$1.32	15,015	4.8 years	$1.32	15,015	4.8 years	$1.32
2025	$1.27	13,514	4.9 years	$1.27	13,514	4.8 years	$1.27
2025	$1.41	34,000	4.9 years	$1.41	34,000	4.9 years	$1.41
2025	$0.94	34,000	4.9 years	$0.94	34,000	4.9 years	$0.94
2025	$1.17	120,000	4.9 years	$1.17	120,000	4.9 years	$1.17
2025	$0.87	10,000	5.0 years	$0.87	10,000	5.0 years	$0.87
2025	$0.81	10,000	5.0 years	$0.81	10,000	5.0 years	$0.81
		2,748,330		$4.89	2,748,330		$4.89

8. Stock Options
In March 2023, the Company’s Board of Directors and stockholders approved the 2023 Stock Incentive Plan (“2023 Plan”). The 2023 Plan allows the Compensation Committee to grant up to 181,842 shares of Common Stock in the form of incentive and non-statutory stock options, restricted stock awards, restricted stock units, and other stock-based awards to employees, directors, and non-

The accompanying notes are an integral part of these unaudited condensed financial statements.

AZITRA, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
employees. As of September 30, 2025, options to purchase 200 shares of common stock had been granted and were outstanding under the 2023 Plan and 181,642 shares of common stock were available for grant under the plan. On October 3, 2024, the Company’s Board of Directors approved amendments to the 2023 Plan that, subject to stockholder approval, would (i) increase the number of shares of Common Stock that may be issued under the 2023 Plan by 171,832 shares and (ii) adopt an evergreen provision to the 2023 Plan providing for an automatic 5% annual increase in the shares of Common Stock available for issuance under the 2023 Plan over the next 10 years. Both amendments were approved by the Company’s stockholders at the Company’s annual stockholder meeting held on November 20, 2024.
During 2016, the Company established the Azitra Inc. 2016 Stock Incentive Plan ("2016 Plan") which provides for the grant up to 7,460 shares of Common Stock in the form of stock options and restricted shares to the Company’s employees, officers, directors, advisors and consultants. As of September 30, 2025, options to purchase 6,539 shares of common stock had been granted and 1,436 shares of common stock were available for grant under the 2016 Plan.
At September 30, 2025, there was $30,122 of unamortized compensation expense that will be amortized over the remaining vesting period. The Company determined the options qualified as plain vanilla under the provisions of SAB 107 and the simplified method was used to estimate the expected option life.
Stock-based compensation expense recognized for options was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development	$—	$626	$602	$1,874
General and administrative	4,165	142,908	49,996	210,001
Total	$4,165	$143,534	$50,598	$211,875
The following table summarizes information about options outstanding and exercisable at September 30, 2025:

	Options Outstanding			Options Exercisable
Exercise Price	Number of Options at September 30, 2025	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options at September 30, 2025	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price

$95.38	1,030	0.3 years	$95.38	1,030	0.3 years	$95.38
$185.15	609	0.3 years	$185.15	609	0.3 years	$185.15
$340.20	3,999	4.1 years	$340.20	3,999	4.1 years	$340.20
$413.59	200	8.0 years	$413.59	106	8.0 years	$413.59
	5,838			5,744

The accompanying notes are an integral part of these unaudited condensed financial statements.

AZITRA, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Total stock option activity for the period ended September 30, 2025, is summarized as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2024	6,237	$277.06	3.7 years	—
Granted	—	—
Exercised	—	—
Forfeited	(399)	—
Outstanding at September 30, 2025	5,838	$283.34	3.1 years	—
Vested and Exercisable at September 30, 2025	5,744	281.21	3.1 years	—

9. Fair Value Measurements
The following tables summarize the fair values and levels within the fair value hierarchy in which the fair value measurements fall for assets and liabilities measured on a recurring basis as of:
September 30, 2025

Description	Level 1	Level 2	Level 3	Total

Liabilities
Common stock warrants	$—	$—	$51	$51
Total	$—	$—	$51	$51
December 31, 2024

Description	Level 1	Level 2	Level 3	Total

Liabilities
Common stock warrants	$—	$—	$381	$381
Total	$—	$—	$381	$381
The following table presents the changes in Level 3 instruments measured on a recurring basis for the period ended September 30, 2025:

Balance at December 31, 2024	$381
Changes in fair value of warrants	(143)
Balance at March 31, 2025	$238
Changes in fair value of warrants	$(54)
Balance at June 30, 2025	$184
Changes in fair value of warrants	$(133)
Balance at September 30, 2025	$51

The accompanying notes are an integral part of these unaudited condensed financial statements.

AZITRA, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
At September 30, 2025 and December 31, 2024, the Company estimated the fair value of the warrants using the Black-Scholes option pricing model with the following assumptions:

	September 30, 2025	December 31, 2024
Underlying common stock value	$0.70	$0.43
Expected term (years)	2.54	3.29
Expected volatility	183%	172%
Risk free interest rate	4%	4%
Dividend yield	—%	—%

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
10. Net Loss Per Share
The following potential common stock equivalents, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	September 30,
	2025	2024
Options to purchase shares of common stock	5,838	6,247
Warrants outstanding	2,748,330	4,957
Total	2,754,168	11,204

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
During the three and nine months ended September 30, 2025, the Company did not capitalize any payments made under this license.
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
Future minimum payments under non-cancelable operating leases with initial or remaining terms in excess of one year during each of the next five years follow:

2025	$72,021
2026	262,914
2027	145,825
2028	26,634
Total future undiscounted lease payments	507,394
Less interest	(21,978)
Present value of minimum lease payments	$485,416

Rent expense for all operating leases was $243,694 and $254,142 for the nine months ended September 30, 2025 and 2024, respectively. The weighted average lease term for all operating leases is 1.8 years. The weighted average discount rate for all operating leases is 4.80%.
Finance Leases
During 2023, the Company entered into an agreement with Hewlett Packard to lease equipment. The lease requires monthly payments of $1,478, including tax. The lease is for a 3 year term with option of purchase or extension at term end. The remaining lease term is 0.8 years and the discount rate is 9.60%.

The following is a schedule showing the future minimum lease payments under finance leases by years and the present value of the minimum payments as of September 30, 2025.

2025	$3,702
2026	11,086
2027	—
Total future undiscounted lease payments	14,788
Less interest	(517)
Present value of minimum lease payments	$14,271
Lease expense for the finance lease was $11,610 and $11,610 for the nine months ended September 30, 2025 and 2024, respectively. Interest expense for the finance lease was $1,402 and $2,486 for the nine months ended September 30, 2025 and 2024, respectively.

12. Retirement Plan
Effective January 1, 2019, the Company sponsors a 401(k) plan that covers substantially all employees. In order to be eligible to participate, an employee must complete two consecutive months of service and work a minimum of two hundred fifty hours or work 1,000 hours in their first year of service. Employees may make pre-tax deferrals upon meeting the Plan eligibility requirements. Effective January 1, 2020, the Plan was transitioned to a safe harbor plan in which highly compensated employees are not eligible for matching contributions and non-highly compensated employees earn 100% match on first 3% contributed and 50% on the next 2% contributed. Total employer matching contributions were $3,749 and $12,021 for the three and nine months ended September 30, 2025, respectively. Total employer matching contributions were $3,381 and $11,029 for the three and nine months ended September 30, 2024, respectively.

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

14. Related Parties
There was no related party revenue for the three and nine months ended September 30, 2025, respectively. Total related party revenue was $— and $7,500 for the three and nine months ended September 30, 2024, respectively. There were no accounts receivable due from the related party at September 30, 2025 and December 31, 2024, respectively.
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
As of September 30, 2025, all of the Company's fixed assets were maintained in the United States and Canada on an original costs basis of $893,238 and $288,397, respectively.

16. Subsequent Events
The Company has evaluated events subsequent to the balance sheet date through November 12, 2025, the date these financial statements are issued.
Subsequent to September 30, 2025, the Company issued an additional 4,600,000 common shares under the terms of the ELOC for an estimated gross proceeds of $2,400,980, and 460,000 warrants on our common shares.

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
To date, we have capitalized our operations primarily through a series of private placements of our convertible preferred stock and convertible promissory notes and our initial public offering, IPO, of common stock which closed on June 21, 2023. In connection with our IPO, we issued 7,508 shares of our common stock at a public offering price of $999 per share. Concurrent with the close of our IPO, all of our outstanding shares of convertible preferred stock and convertible promissory notes converted into a total of 44,802 shares of our common stock. In February 2024, we completed a follow-on public offering in which we issued and sold 83,404 shares of our common stock at a price to the public of $59.94 per share. On July 25, 2024, we completed a follow-on offering of an aggregate of 1,000,750 shares of our common stock, and Class A warrants to purchase up to 2,001,502 shares of common stock, at a combined public offering price of $9.99 per share and accompanying warrants. On January 14, 2025, we completed a follow-on offering in which we issued and sold 729,381 shares of our common stock at a price of $2.00 per share. The net proceeds received by us from the follow-on offering were $1.2 million, after deducting placement agent's fees and other offering expenses. The shares were offered by us pursuant to a shelf registration statement on Form S-3 filed with the SEC on July 1, 2024, and a final prospectus supplement dated January 15, 2025. On February 5, 2025, we completed a follow-on offering in which we issued 374,696 shares of our common stock at a public offering price of $1.85 per share and warrants to purchase up to 337,232 shares of common stock. The net proceeds received by the Company from the follow-on offering were $561,000 after deducting placement agent's fees and other offering expenses. The shares were offered by us pursuant to a shelf registration statement on Form S-3 filed with the SEC on July 1, 2024, and a final prospectus supplement dated February 6, 2025. The warrants are exercisable on the six-month and one day anniversary of their issuance, and their exercise price is $0.54.
On April 24, 2025, the Company entered into a Purchase Agreement (the "Purchase Agreement") with Alumni Capital LP (the "Purchaser" or "Alumni Capital"), whereby the Company has the right, but not the obligation, to sell to the Purchaser, and the Purchaser is obligated to purchase, up to an aggregate of $20 million (the "Investment Amount") of shares of the Company’s common stock in a series of purchases. The term of the Purchase Agreement is through December 31, 2026, or the date on which the Purchaser shall have purchased the shares pursuant to the Purchase Agreement for an aggregate purchase price of the Investment Amount.

During the term, the Company may at its election cause the Purchaser to make a series of purchases of shares, each up to $750,000, or up to $4 million dollars upon consent of the Purchaser. The closing of each purchase pursuant to the Purchase Agreement will be no later than five business days after the Company provides a notice to for the purchase. The purchase price of the shares that the Company elects to sell to the Purchaser pursuant to the Purchase Agreement will be equal to the lowest daily volume weighted average price of the common stock during the period commencing on the date that the Company delivers a notice requiring the purchase of shares by the Purchaser and ending on the earlier to occur of (i) five (5) business days immediately following such date and (ii) the date on which the Purchaser notifies the Company that it is prepared to proceed with the relevant closing, multiplied by 90%. Upon each purchase, the Purchaser will receive warrants to purchase such number of shares of the Company’s common stock equal to 10% of the number of shares purchased in the related purchase (the “Warrants”). The Exercise Price shall equal 130% of the price per share paid upon closing. The exercise of the Warrant will be subject to stockholder approval and expire five years after issuance. The Warrants may be exercised via cashless exercise if there is no effective registration statement, or current prospectus available for, the resale of the Warrant shares. The Company could not issue to the Purchaser under the Purchase Agreement shares in an amount greater than 19.99% of the total number of shares of common stock issued and outstanding immediately prior to the execution of the Purchase Agreement (the “Exchange Cap”), unless the Company obtained stockholder approval to issue shares of common stock in excess of the Exchange Cap. On June 23, 2025, at the Company's annual meeting of stockholders, the stockholders approved the sale and issuance of more than 19.99% of our outstanding shares of our common stock, including shares of common stock underlying warrants, pursuant to the Purchase Agreement entered into with the Purchaser.
On August 26, 2025, the Company entered into a Modification Agreement (the “Modification Agreement”) with Alumni Capital to amend certain terms of the Purchase Agreement, dated April 24, 2025, between the Company and Alumni Capital (the “Purchase Agreement”). Pursuant to the Modification Agreement, the Company may at its election, cause Alumni Capital to make a series of purchases of ELOC Shares either at (i) the lowest daily volume weighted average price of the Common Stock during the period commencing on the date that the Company delivers written notice (the “Purchase Notice”) and ending on the earlier of (a) five (5) business days immediately following the date of a Purchase Notice, and (b) the date on which Alumni Capital notifies the Company that it is prepared to proceed with the closing of the purchase, multiplied by 90% (“Purchase Notice Option 1”) or (ii) the lowest traded price of Common Stock during the period commencing on the date the Company delivers a Purchase Notice and ending on the earlier of (x) the same business day a Purchase Notice is delivered, and (y) the date on which Alumni Capital notifies the Company that it is prepared to proceed with the closing of the purchase, multiplied by 97% (“Purchase Notice Option 2”). Each Purchase Notice delivered by the Company must specify whether Purchase Notice Option 1 or Purchase Notice Option 2 is selected and the number of ELOC Shares to be purchased. All other terms and conditions of the Purchase Agreement remain in full force and effect. Refer to Note 7 regarding the terms of the warrants issued in conjunction with the Shares.
As of November 12, 2025, the Company has sold 7,955,823 shares, and issued 795,579 warrants to Alumni Capital LP under the Purchase Agreement with an estimated gross proceeds of $6.0 million of which $2.4 million was received subsequent to September 30, 2025.
As of November 12, 2025, we had 10,204,938 shares of our common stock issued and outstanding. Except as otherwise indicated, all share and share price this report gives effect to a reverse stock split effected on July 1, 2024 at a ratio of 30-for-1. As of the date of this filing, our Board is still evaluating the need for a further reverse split and, if needed, the exact split ratio based on our financing alternatives and NYSE American compliance considerations. Our financial statements will not reflect the further reverse stock split until such time as it occurs.
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
•ATR-04, which includes a genetically modified strain of S. epidermidis for treating the papulopustular rash experienced by cancer patients undergoing epidermal growth factor receptor inhibitor, or EGFRi, targeted therapy. In August 2024, we obtained IND clearance from the FDA to commence a Phase 1/2 clinical trial in certain cancer patients undergoing EGFRi targeted therapy. In September 2024, we obtained Fast Track designation by the FDA in this indication. We dosed the first patient in the Phase 1/2 clinical trial in the third quarter of 2025.
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

•Advance our lead programs, ATR-12 and ATR-04, through clinical trials. In 2022, we obtained pre-IND correspondence with the FDA for purposes of discussing our proposed regulatory pathway for the ATR-12 program and obtaining guidance from the FDA on the preclinical plan leading to the filing and acceptance of an IND for ATR-12. In December 2022, we filed an IND for an ATR-12 first-in-human trial in Netherton syndrome patients. On January 27, 2023, we received notification from the FDA that the “study may proceed” with respect to the proposed Phase 1b clinical trial, and in August 2024 we initiated dosing the first patient in the ATR-12 Phase 1b clinical trial. In August 2024, we received IND clearance from the FDA for a first-in-human Phase 1b/2a clinical trial in patients with EGFRi-associated rash, and in September 2024, the FDA granted Fast Track designation for the ATR-04 program. We commenced a Phase 1b trial for our ATR-04 program in certain cancer patients undergoing EGFRi therapy in the fourth quarter of 2024 and initiated dosing the first patient in the ATR-04 Phase 1/2 clinical trial in the third quarter of 2025. We reported initial safety results of the first patients dosed in our Phase 1b clinical trial for our ATR-12 program in Netherton syndrome patients in the first half of 2025.
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
Other Events
On October 1, 2025, the Company received a deficiency letter (the “Deficiency Letter”) from the NYSE American indicating that the Company is not in compliance with the NYSE American continued listing standards set forth in Sections 1003(a)(ii) of the NYSE American Company Guide. Section 1003(a)(ii) of the NYSE American Company Guide requires a listed company’s stockholders’ equity be at least $4.0 million if it has reported losses from continuing operations and/or net losses in three of its four most recent fiscal years. The Deficiency Letter noted that the Company reported stockholders’ deficit of $2.2 million as of June 30, 2025, and losses from continuing operations and/or net losses in three of its four most recent fiscal years ended December 31, 2024.
In order to maintain the Company’s listing on the NYSE American, the NYSE American requested that the Company submit a plan of compliance (the “Plan”) by October 31, 2025 addressing how the Company intends to regain compliance with Section 1003(a)(ii) of the NYSE American Company Guide by April 1, 2027.
The Company’s management submitted the Plan to the NYSE American by the October 31, 2025 deadline. If the NYSE American accepts the Company’s Plan, the Company will be able to continue its listing during the Plan period and will be subject to continued periodic review by the NYSE American staff. If the Plan is not accepted, delisting proceedings will commence. If the Plan is accepted but the Company does not make progress consistent with the Plan during the plan period or if the Company is not in compliance with the listing standards by April 1, 2027, then the Company will be subject to delisting procedures as set forth in the NYSE American Company Guide.
The Company is committed to undertaking a transaction or transactions in the future to achieve compliance with the NYSE American’s requirements. There can be no assurance that the Company will be able to achieve compliance with the NYSE American’s continued listing standards within the required time frame.

Results of Operations
We are an early-stage clinical biopharmaceutical company, formed in January 2014, and have limited operating history. We have not commenced revenue-producing operations, and our core focus is on the research and development of innovative therapies for precision dermatology using engineered proteins and live biotherapeutic products. To date, our operations have consisted of the development of our proprietary microbial library, the identification, characterization and testing of certain bacterial species from our microbial library that we believe are capable of being engineered to provide significant therapeutic effect, the development of our initial product candidates and the commencement of phase 1/2 clinical trials related to our ATR-12, and ATR-04 product candidates.
Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024
The following table summarizes our results of operations with respect to the items set forth below for the three months ended September 30, 2025 and 2024, together with the percentage change for those items.

	Three Months Ended September 30,
	2025	2024	$ Change	% Change

Service revenue - related party	$—	$—	$—	—%
Total revenue	—	—	—	—%

Operating expenses:
General and administrative	1,588,406	1,913,400	(324,994)	(17)%
Research and development	1,180,078	1,015,807	164,271	16%
Total operating expenses	2,768,484	2,929,207	(160,723)	(5)%

Loss from operations	(2,768,484)	(2,929,207)	160,723	(5)%

Other income (expense):
Interest income	4,823	47,389	(42,566)	(90)%
Interest expense	(372)	(3,851)	3,479	(90)%
Change in fair value of warrants	133	4,001,469	(4,001,336)	(100)%
Loss on issuance of common stock	—	(2,132,800)	2,132,800	100%
Other (expense) income	(628)	7,509	(8,137)	(108)%
Total other income	3,956	1,919,716	(1,915,760)	(100)%

Loss before income taxes	(2,764,528)	(1,009,491)	(1,755,037)	174%

Income tax expense	—	—	—	—%

Net loss	(2,764,528)	(1,009,491)	(1,755,037)	174%
Dividends on preferred stock	—	—	—	—%
Net loss attributable to common shareholders	$(2,764,528)	$(1,009,491)	$(1,755,037)	174%

Service Revenue - Related Party
We did not recognize any revenue during the third quarter of fiscal years 2025 and 2024. We do not expect any further service revenue at this time.

General and Administrative
General and administrative costs during the third quarter of fiscal 2025 decreased by $324,994, or 17%, to $1,588,406 from the comparable prior period. The decrease was primarily related to a decrease of $328,000 in legal fees primarily related to the write off of certain patent expenses and public company compliance initiatives, a decrease of $119,000 in payroll and benefits primarily related to a decrease in stock option expense as options vest, a decrease of $17,000 in hiring costs primarily related to a compensation consultant, and a net decrease of $20,000 in other overhead expenses offset by an increase of $89,000 in financing costs primarily related to work performed to establish our equity line of credit, an increase of $15,000 in the use of business consultants which was primarily attributed to increased hours due to incremental public company compliance initiatives and business development efforts, an increase of $24,000 in public relations costs related to an increase in our base rate and additional services provided, an increase of $10,000 in accounting and auditing expense, an increase $8,000 in software and equipment, and an increase of $14,000 in insurance costs.
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
During the three months ended September 30, 2025 and 2024, our research and development expenses by category were as follows:

	Three Months Ended September 30,
Expense Category:	2025	2024
Preclinical and clinical research and development activities	$689,571	$424,692
Chemistry, manufacturing and controls (CMC)	15,581	82,668
Personnel & consultants related expenses	474,926	508,447
Total research and development expenses	$1,180,078	$1,015,807

During the third quarter of fiscal 2025, research and development expenses increased by $164,271, or 16%, to $1,180,078 from the comparable prior period. The increase was primarily related to a net increase of $239,000 in research and development and clinical trial costs for our ATR-04 program as the program progresses through its clinical trial, an increase of $48,000 in research and development costs for our ATR-01 program, an increase of $29,000 in payroll and benefits due merit increases and an additional new hire, and an increase of $11,000 for lab supplies offset by a net decrease of $104,000 in research and development and clinical trial costs for our ATR-12 program as the program progresses its clinical trial, a decrease of $65,000 in clinical consultant expenditures related to our programs prior to entering into their clinical phases, and a net increase of $6,000 in other miscellaneous costs. There were no government and nonprofit grant revenue received for the periods ended September 30, 2025 and 2024. There were no refundable tax credits for the periods ended September 30, 2025 and 2024.

We expect our research and development expenses to significantly increase in the future due primarily to our planned clinical trial activity and continued development of product candidates.
Other Income
Our other income consists of interest income, interest expense, loss on issuance of stock, change in the valuation of warrants carried at fair value, and loss on foreign currency. During the third quarter of fiscal 2025, other income decreased by $1,915,760, or 100%, compared to the comparable period in fiscal 2024. The decrease was primarily related to a decrease of $4,000,000 attributable to the change in the valuation of the warrants, a decrease in interest income of $42,000 offset by a decrease of $2,200,000 attributable to the loss on issuance of stock.
We expect our future other income to be consistent with prior periods.

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

The following table summarizes our results of operations with respect to the items set forth below for the for the nine months ended September 30, 2025 and 2024 together with the percentage change for those items.

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
Service revenue - related party
Total revenue	$—	$7,500	$(7,500)	(100)%
	—	7,500	(7,500)	(100)%
Operating expenses:
General and administrative	4,908,057	4,951,155	(43,098)	(1)%
Research and development	3,832,017	3,607,329	224,688	6%
Total operating expenses	8,740,074	8,558,484	181,590	2%

Loss from operations	(8,740,074)	(8,550,984)	(189,090)	2%

Other income (expense):
Interest income	57,448	71,266	(13,818)	(19)%
Interest expense	(2,133)	(6,548)	4,415	(67)%
Change in fair value of warrants	330	4,033,996	(4,033,666)	(100)%
Loss on issuance of common stock	—	(2,132,800)	2,132,800	(100)%
Other (expense) income	(37,437)	10,711	(48,148)	(450)%
Total other income	18,208	1,976,625	(1,958,417)	(99)%

Loss before income taxes	(8,721,866)	(6,574,359)	(2,147,507)	33%

Income tax expense	—	—	—	—%

Net loss attributable to common shareholders	$(8,721,866)	$(6,574,359)	$(2,147,507)	33%

Service Revenue - Related Party
We generated $— of service revenue under the Bayer JDA during the first nine months of fiscal 2025 compared to service revenue of $7,500 under the JDA for the comparable period in fiscal 2024. The decrease of $7,500 in service revenue is attributable to a decrease in the amount of reimbursable development costs incurred in 2025. We do not expect any further service revenue at this time.
General and Administrative
General and administrative costs during the first nine months of fiscal 2025 decreased by $43,098, or 1%, to $4,908,057 from the prior year period. The decrease was primarily related to a decrease of $209,000 in legal fees primarily related to the write off of certain patent expenses and public company compliance initiatives, a decrease of $98,000 in salaries and benefits primarily due to a decrease in stock option expense as options vest, a decrease of $123,000 in financing costs primarily attributable to the 2024 payment to the previous investment bank offset by the increase costs associated with the establishment of our equity line of credit, a decrease in hiring costs of $20,000 primarily related to a compensation consultant, a decrease of $23,000 in insurance expense and a net decrease of approximately $26,000 in other overhead expenses offset by an increase of $195,000 in accounting costs primarily related to an increase in fees paid to external auditors and NYSE American, an increase of $134,000 for the use of business consultants which was primarily attributed to increased hours due to incremental public company compliance initiatives and business development efforts, an increase of $94,000 for public relations expenditures which increased due to additional services and an increase in our base rates, an increase of $33,000 for software and equipment.

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
During the nine months ended September 30, 2025 and 2024 our research and development expenses by category were as follows:

	Nine Months Ended September 30,
Expense Category:	2025	2024
Preclinical and clinical research and development activities	$2,238,518	$1,379,317
Chemistry, manufacturing and controls (CMC)	66,994	543,631
Personnel & consultants related expenses	1,526,505	1,684,381
Total research and development expenses	$3,832,017	$3,607,329
During the first nine months of fiscal 2025, research and development expenses increased by $224,688, or 6%, to $3,832,017 from the prior year period. The increase was primarily related to an net increase of $58,000 in research and development and clinical trial costs related to our ATR-12 program as the program progresses through its clinical trial, an increase of $189,000 in research and development and clinical trial costs in our ATR-04 program as the program progresses through its clinical trial, an increase of $109,000 in research and development costs related to our ATR-01 program as the program continues to progress, an increase in payroll and benefits of $76,000 due merit increases and an additional new hire, and an increase in lab supplies of $43,000 offset by a decrease of $211,000 in consultant expenditures related to our programs prior to entering into their clinical phases, and an overall net decrease of approximately $40,000 in other costs.
We expect our research and development expenses to significantly increase in the future due primarily to our planned clinical trial activity and continued development of product candidates.
Other Income
Our other income consists of interest income, loss on issuance of stock, loss on foreign currency translation, change in the valuation of warrants carried at fair value, loss on issuance of common stock, gain on disposal of property and equipment, and interest expense. During the first nine months of fiscal 2025, other income decreased by $1,958,417, or 99%, compared to the comparable period in fiscal 2024. The decrease was primarily related to a decrease of $4,000,000 attributable to the change in the valuation of the warrants, a net decrease of $48,000 in other (expense) income, a decrease of $14,000 of interest income, offset by decrease of $2,200,000.
We expect our future other income (expense) to be consistent with prior periods.
Financial Condition
As of September 30, 2025, we had total assets of approximately $4.3 million and working capital of approximately $0.4 million. As of September 30, 2025, our liquidity included approximately $1.4 million of cash and cash equivalents. We believe that our cash on-hand as of the date of this report will not be sufficient to cover our proposed plan of operations over the next twelve months. We intend to seek additional funds through various financing sources, including the sale of our equity and debt securities, federal grants, licensing fees for our technology and joint ventures with industry partners. In addition, we will consider alternatives to our current business plan that may enable us to achieve revenue producing operations and meaningful commercial success with a smaller amount of capital. However, there can be no guarantees that such funds will be available on commercially reasonable terms, if at all. If such financing is not available on satisfactory terms, we may be unable to further pursue our business plan and we may be unable to continue operations.
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
As of the date of this filing, management has determined there is substantial doubt about our ability to continue as a going concern based on our lack of revenue from commercial operations, significant losses, and the need to raise additional capital to support ongoing operations. Our contractual commitments primarily consist of operating and financing leases with contractual undiscounted balances of $507,394, and $14,788, respectively as of September 30, 2025. Refer to Footnote 11 for more detailed information regarding our lease commitments. Additionally, as we continue to progress our product candidates through clinical trials, we will continue to incur additional costs related to our CRO's. It is common in our industry for the CRO's to require significant up-front cash payments prior to the beginning of such trial phases, and additional cash payments upon the achievement of certain milestones per the contracts' terms.
Cash Flows

The following table shows a summary of our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2025	2024

Net cash used in operating activities	$(8,331,514)	$(7,597,539)

Net cash used in investing activities	$(99,051)	$(263,714)

Net cash provided by financing activities	$5,277,724	$13,325,498

Net (decrease) increase in cash	$(3,152,841)	$5,464,245

Operating Activities
During the first nine months of fiscal 2025, operating activities used $8.3 million of cash primarily driven by our net loss of $8.7 million. During the comparable period of fiscal 2024, operating activities used $7.6 million of cash primarily driven by our net loss of $6.6 million and by non-cash items of $1.0 million.
Investing Activities
During the first nine months of fiscal 2025, investing activities used $99,051 of cash driven by $87,000 in trademark and deferred patent costs and $15,000 for the purchase of equipment offset by $3,000 in proceeds from the sale of property and equipment. During the comparable period of fiscal 2024, investing activities used $263,714 of cash driven by $255,000 in trademark and deferred patent costs and $9,000 for the purchase of equipment.
Financing Activities
During the first nine months of fiscal 2025, financing activities provided $5.3 million in cash primarily driven by proceeds from our January and February 2025 follow-on public offerings and draws on our equity line of credit. During the comparable period of fiscal 2024, financing activities provided $13.3 million in cash primarily driven by proceeds from our February 2024 follow-on offering.
Critical Accounting Policies
During the nine months ended September 30, 2025, there were material changes to our critical accounting policies previously disclosed in our Form 10-K dated December 31, 2024 and filed with the SEC on February 24, 2025. We no longer consider our revenue recognition, and estimating the fair value of our common stock critical accounting policies as we currently do not have transactions that produce revenue, and since we are a publicly traded company, we no longer need to estimate the fair value of our common stock as the Company's common stock is traded on the NYSE American.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as of September 30, 2025. In the course of that evaluation, we identified a material weakness as it relates to a lack of adequate segregation of accounting functions. We intend to increase staffing within our accounting infrastructure sufficient to facilitate proper segregation of accounting functions and to enable appropriate review of our internally prepared financial statements. Based upon the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2025.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the nine months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Number	Exhibit Description	Method of Filing

3.1	Second Amended and Restated Certificate of Incorporation of the Registrant	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on June 21, 2023.
3.2	Second Amended and Restated Bylaws of the Registrant	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on June 21, 2023.
3.3	Certificate of Amendment dated June 27, 2024 to Amended and Restated Certificate of Incorporation	Incorporated herein by reference to the Company's Form S-3 filed on July 1, 2024.
3.4	Certificate of Amendment filed with the Delaware Secretary of State on July 3, 2025	Incorporated herein by reference to the Company’s 8-K filed on July 3, 2025.
3.5	Amendment to Second Amended and Restated Bylaws of the Registrant	Incorporated herein by reference to the Company's Current Report on Form 8-K filed on August 12, 2024.
3.6	Certificate of Amendment filed with the Delaware Secretary of State on August 20, 2025	Incorporated herein by reference to the Company's 8-K filed on August 20, 2025.
10.1	Modification Agreement, dated August 26, 2025, by and between Azitra, Inc. and Alumni Capital LP.	Incorporated herein by reference to the Company's 8-K filed on August 29, 2025.
31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002	Filed electronically herewith.
31.2	Certification under Section 302 of the Sarbanes-Oxley Act of 2002	Filed electronically herewith.
32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	Filed electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AZITRA, INC.

Date: November 12, 2025	By:	/s/ Francisco D. Salva
Francisco D. Salva,
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2025	By:	/s/ Norman Staskey
Norman Staskey
Chief Financial Officer
(Principal Financial Officer)