Form 10-K
period 2025-12-31
Azitra, Inc.
filed 2026-02-27
CIK 1701478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2025

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on the attestation of its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 72623(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $4,696,525.
The number of shares of the registrant's common stock outstanding as of February 26, 2026 was 16,192,438.

DOCUMENTS INCORPORATED BY REFERENCE
None

AZITRA, INC.

TABLE OF CONTENTS

i

CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Those forward-looking statements include our expectations, beliefs, intentions and strategies regarding the future.
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
Except as otherwise indicated, all share and share price in this report gives effect to a forward stock split effected on May 17, 2023 at a ratio of 7.1 for one, a reverse stock split effected on July 1, 2024 at a ratio of one for 30 and a reverse stock split effected on August 21, 2025 at a ratio of one for 6.66.
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

PART I
Item 1. Business
Background
Azitra, Inc. was formed as a Delaware corporation on January 2, 2014 as a biopharmaceutical company focused on developing innovative therapies for precision dermatology using engineered proteins and topical live biotherapeutic products. Since our formation, we have built a proprietary platform that includes a microbial library comprised of approximately 1,500 unique bacterial strains that can be screened for unique therapeutic characteristics. The platform is augmented by an artificial intelligence and machine learning technology that analyzes, predicts and helps screen our library of strains for drug like molecules. The platform also utilizes a licensed genetic engineering technology, which can enable the transformation of previously genetically intractable strains. We have not commenced commercial operations. Unless otherwise indicated, the terms “Azitra,” Company,” “we,” “us,” and “our” refer to Azitra, Inc. and its wholly-owned subsidiaries.
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
We are a pioneer in genetically engineering bacteria for therapeutic use in dermatology. Our goal is to leverage our platforms and internal microbial library bacterial strains to create new therapeutics that are either engineered living organisms or engineered proteins or peptides to treat skin diseases. Our initial focus is on the development of our current programs, including:
•ATR-12, a genetically modified strain of S. epidermidis for treating the orphan disease, Netherton syndrome, a chronic and sometimes fatal disease of the skin estimated to affect approximately one to nine in every 100,000, but its prevalence may be underestimated due to misdiagnosis caused by similarities to other skin diseases. We received Pediatric Rare Disease Designation for ATR-12 by the United States Food and Drug Administration, or FDA, in 2019. On January 27, 2023 we received notification from the FDA that the “study may proceed” for a Phase 1b clinical trial in Netherton syndrome patients. After submitting post-IND manufacturing reports, we have commenced operating activities for our Phase 1b clinical trial in December 2023, and dosed our first patient in August 2024. We reported initial safety results in the first half of 2025.
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

•ATR-01, a genetically modified strain of S. epidermidis that expresses an engineered recombinant human filaggrin protein for treating ichthyosis vulgaris, a chronic, xerotic (abnormally dry), scaly skin disease with an estimated incidence and prevalence of 1 in 250, which suggests a total patient population of 1.3 million in the United States. We completed lead optimization studies in 2025 and continue to perform IND-enabling studies in 2026.

We also have established partnerships with teams from Carnegie Mellon University and the Fred Hutchinson Cancer Center, or Fred Hutch, two of the premier academic centers in the United States. Our collaboration with the Carnegie Mellon team takes advantage of the power of whole genome sequencing. This partnership is mining our proprietary library of bacterial strains for novel, drug like peptides and proteins. The artificial intelligence/machine learning technology developed by this team predicts the molecules made by microbes from their genetic sequences. The system then compares the predictions to the produced products through tandem mass spectroscopy and/or nuclear magnetic resonance imaging to refine future predictions. The predictions can be compared to publicly available 2D and 3D protein databases to select drug like structures.
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
•Advance our lead programs, ATR-12 and ATR-04, through clinical trials. We have advanced two of our lead programs, ATR-12 and ATR-04, into first-in-human clinical trials in patients. ATR-12 is in development for the treatment of Netherton syndrome. We dosed the first patient in the ATR-12 Phase 1b/2a clinical trial in Netherton syndrome in August 2024. We reported initial safety results of the first five patients dosed in the trial in June 2025. Our second lead program is ATR-04 and is in the development for the treatment of EGFRi-associated rash. In August 2024, we received IND clearance from the FDA for a first-in-human Phase 1b/2a clinical trial in patients with EGFRi-associated rash, and in September 2024, the FDA granted Fast Track designation for the ATR-04 program. We dosed the first patient in this trial in the third quarter of 2025. We reported initial safety results of the first patients dosed in our Phase 1b clinical trial for our ATR-12 program in Netherton syndrome patients in the first half of 2025.
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
•Experienced management team and Board of Directors. We are led by Francisco D. Salva, our chief executive officer, and Dr. Travis Whitfill MPH, our co-founder and chief operating officer, who have more than 35 years of combined experience in the management of biotechnology companies and healthcare investing. Mr. Salva was previously a co-founder of Acerta Pharma, which was sold to AstraZeneca for approximately $6.3 billion in a staged acquisition beginning in 2016. He also worked on the turnaround of Pharmacyclics, which subsequently sold to Abbvie for approximately $21 billion in 2015. Before that, Mr. Salva spent almost a decade in life sciences venture capital. Dr. Whitfill served as associate research scientist and currently serves as assistant professor adjunct at Yale University with appointments in the Departments of Pediatrics and Emergency Medicine. He spent nearly a decade in venture capital as a partner in a biotech-focused venture capital fund, Bios Partners. He has led numerous grant-funded projects, holds nearly a dozen patents and has co-authored over 60 publications. Our board of directors, or Board, is comprised of renowned group of senior executives, scientists and investors in the biotechnology industry.

Our Microbial and Microbial Drug Delivery Platform
Commensal microorganisms reside on either the surface of the body or in the mucosa without harming human health. They act on the host’s immune system to induce protective responses that prevent colonization and invasion by infectious pathogens and thereby play a crucial role in maintaining human health across a number of organ systems, particularly in the skin. Diverse communities of microorganisms populate the skin, and a square centimeter can contain up to a billion microorganisms. These diverse communities of bacteria, fungi, mites and viruses can provide protection against disease and form dynamic, yet distinct niches on the skin. Together, they make up the skin microbiome.
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
S. epidermidis and Our Proprietary Microbial Library
S. epidermidis is a strong therapeutic candidate species due to a number of well-described properties in the skin. S. epidermidis is a gram-positive bacterium that is ubiquitous in the human skin and mucosal flora. As one of the earliest colonizers of the skin, S. epidermidis plays an important role in cutaneous immunity and maintaining microbial community homeostasis. S. epidermidis is known to have a beneficial relationship with its host as a skin commensal. The species has shown inhibition of the pathogenic strain, Staphylococcus aureus, or S. aureus, as well as the strain Cutibacterium acnes, or C. acnes. S. epidermidis induces keratinocytes to produce antimicrobial peptides and produces non-inflammatory T cell accumulation of both CD4+ and CD8+ T cells via immune cell signaling. The T cell responses induce re-epithelization of the skin after injury, accelerating repair and wound closure. For these reasons, we believe S. epidermidis offers several advantages as a vector for topical delivery of therapeutic proteins.
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

To expand upon our recombinant protein construction capabilities, we have acquired an exclusive license to proprietary technology that disguises our genetically engineered DNA sequences to enable the production of proteins in previously intractable bacterial species. The technology from the Fred Hutch expands the universe of bacterial species that can be genetically modified. It is based upon a restriction modification system-silent SyMPL toolset. The SyMPL technology platform makes human-made DNA invisible to the bacteria’s defenses. In theory, the method can be applied to any type of bacteria. Our current product candidates do not incorporate the SyMPL technology platform, but we expect that some or all of our future product candidates will do so.
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
Our Product Candidates
ATR-12 for the treatment of Netherton syndrome
ATR-12 is our proprietary and patent-pending drug programe that contains a novel strain of S. epidermidis called SE351, which has been genetically modified to express and secrete an active fragment of the full-length protein called the lympho-epithelial Kazal-type related inhibitor, or LEKTI. It has also been engineered to be auxotrophic, meaning that it requires the D-alanine nutrient in its formulation to survive and propagate. This provides an additional level of safety against unintentional and environmental exposure to the strain. ATR-12-351 is a topical formulation containing SE351 intended to address the underlying cause of Netherton syndrome, by replacing deficient LEKTI with an active segment of human recombinant LEKTI, or rhLEKTI-D6, to counter the dysregulated skin serine protease activity observed in Netherton syndrome patients. The uncontrolled serine protease activity leads to a profound skin barrier defect and the release of pro-inflammatory and pro-allergic mediators by keratinocytes and immune cells. To date, there is no known therapy for the cure or effective treatment of Netherton syndrome. We believe ATR-12 has the potential to be the first therapy to effectively treat this disease of the skin.

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

Figure 2: Netherton syndrome pathophysiology and LEKTI deficiency
Netherton syndrome can range in severity from mild, such as red patchy areas of the skin, to life threatening. The degree of severity of the disease correlates directly with the extent of loss of function of LEKTI on the skin. Netherton syndrome appears shortly after birth and is most severe in the first year of an infant’s life. Survival beyond the first year is common in most cases, but the implications of the disease are a lifelong challenge.
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
Our solution – ATR-12 for the treatment of Netherton syndrome
ATR-12-351 is a topical ointment containing an S. epidermidis strain, SE351, that has been genetically modified to express LEKTI from the chromosome. The SE351 strain has also been engineered to be auxotrophic for D-alanine, which means it cannot survive without the exogenous D-alanine nutrient provided in the formulation. ATR-12 is intended to address the underlying cause of Netherton syndrome by replacing deficient/dysfunctional LEKTI with an active, recombinant, human fragment of the full-length protein, rhLEKTI-D6. The treatment consists of applying ATR-12 to affected areas. rhLEKTI-D6 produced by SE351 will counter the dysregulated skin serine protease activity observed in Netherton syndrome patients, to restore skin barrier function and reduce inflammation. We believe that among the important advantages of this approach is the potential to deliver rhLEKTI-D6 over time into the lower layers of the stratum corneum and epidermis, the primary sites of dysregulation in patients with Netherton syndrome.
The S. epidermidis strain selected to deliver rhLEKTI-D6 to the skin, SE351, was selected from our proprietary strain collection. This strain is characterized by low virulence and is a non-biofilm forming host strain. To further enhance the safety of ATR-12, we have engineered the microbe for D-alanine to be auxotrophic. The key advantage to engineering auxotrophy is the ability to control growth and halt potential infection. Full length human LEKTI, a 15-domain protein (145 kDa), is too large for reliable bacterial expression and secretion. Given evidence that fragments of the full-length protein are sufficient to counter the dysregulated skin serine protease activity observed in Netherton syndrome patients, we selected D6 for recombinant expression in S. epidermidis.
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
Preclinical data for ATR-12
As of the date of this report, we have conducted several in vivo and ex vivo experiments that collectively support the potential efficacy of ATR-12-351 as a disease modifying therapy for patients with Netherton syndrome. The genetically engineered strain of S. epidermidis used in the formulated ATR-12 drug product is called SE351. In 2021, we conducted in vitro studies to assess the ability of exogenously applied SE351 to colonize sterile reconstructed human epidermis. SE351 successfully colonized the reconstructed human epidermis and, furthermore, no S. epidermidis colonization occurred without D-alanine present, confirming that D-alanine must be supplied for SE351 growth on skin. These data suggest that SE351 is capable of colonizing human skin, and that colonization can be controlled with D-alanine supplementation.
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

Figure 3: In Vitro Netherton Syndrome Model Using Human Skin Tape Strip Extracts Supplemented with Disease Level KLK5 Activity
In addition, results from an ex vivo pig skin model demonstrate that a single topical dose of ATR-12-351 at 3 dose levels led to secretion of active rhLEKTI-D6. Finally, data from an ex vivo healthy human skin model demonstrate that a single topical dose of ATR-12-351 administered at the maximum intended dose of 109 CFU/g delivers enough active rhLEKTI-D6 into the lower layers of the stratum corneum to effectively inhibit the protease, kallikrein 5, or KLK5, at levels typically observed in patients with Netherton syndrome.
In particular, data from an ex vivo healthy human skin model demonstrate that a single topical dose of ATR-12 administered at the maximum intended dose of 109 Colony Forming Units per gram, or CFU/g, delivers enough active rhLEKTI-D6 into the lower layers of the stratum corneum to effectively inhibit KLK5 at levels typically observed in patients with Netherton syndrome. Amounts of LEKTI activity in layers extracted were from tape strip samples from ex vivo human skin treated with vehicle and ATR-12-351. The collection proceeded right after skin application (T = 0 hours, white bars) or after 8 hours incubation at 30°C (T = 8 hours, black bars). Total LEKTI activity levels were obtained by adding the pmol amounts through layers 1 to 30 of vehicle (grey bars) or ATR-12 (black bars) samples. Data are the average ± a standard deviation (SD) of 3 independent samples (N = 3). Statistical analysis was carried out using two-way ANOVA, and ** represents p <0.01.

Figure 4: LEKTI activity in Vehicle and ATR-12-Treated Skin Samples Following 0- and 8-hour Incubation
In addition, a single therapeutic dose of ATR-12-351 over 24-hour incubation yielded ~2-fold higher LEKTI activity compared to 8-hour incubation. This indicates continuous production of functional rhLEKTI-D6 by ATR-12 over time.
Figure 5: LEKTI activity in Vehicle and ATR-12-Treated Skin Samples Following 24-hour Incubation
In vitro stoichiometry work performed by Azitra indicates that KLK5 requires 2 molar equivalents on the rhLEKTI-D6 protein for inhibition (as measured by IC50). Historical studies have indicated that Netherton syndrome patients to show up to ~6 fold the amount of KLK5 that the amounts found in normal skin. This equates to 60 pmol of KLK5 per given area. The studies shown above indicate that SE351 delivered 350 pmol of rhLEKTI-D6 at 8 hours and it delivered 700 pmol of rhLEKTI-D6 at 24 hours. This represents a 5- to 11-fold amount above the predicted amount required for activity.

Figure 6: In vitro stoichiometry of LEKTI-D6 to inhibit KLK5
In 2022, we obtained pre-IND correspondence with the FDA for purposes of discussing our proposed regulatory pathway for ATR-12 and obtaining guidance from the FDA on the preclinical plan leading to the filing and acceptance of an IND application for ATR-12. In December 2022, we filed an IND for a first-in-human trial of ATR-12 in Netherton syndrome patients. This is a Phase 1b multi-center, randomized, double-blind, single dose level, placebo-controlled clinical study of ATR-12 in patients with Netherton syndrome. The primary endpoint is safety, and secondary endpoints include signals of efficacy and pharmacokinetics. Exploratory endpoints include immune and inflammatory mechanism biomarkers. On January 27, 2023, we received notification from the FDA that the “study may proceed” for the proposed Phase 1b clinical trial. We dosed the first patient in August 2024 and reported initial clinical safety results in the first half of 2025.
ATR-04 for the Treatment of EGFRi-Associated Rash
ATR-04-484 is our proprietary and patent-pending drug candidate that contains a novel strain of S. epidermidis, SE484, which has been genetically modified to be auxotrophic tor D-alanine and inhibits both S.aureus and IL-36γ Interleukin-36 gamma, or IL-36γ. ATR-04-484 is a topical application intended to address the papulopustular rash experienced by cancer patients undergoing epidermal growth factor receptor inhibitor, or EGFRi, targeted therapy. We believe this product candidate represents a potential $1 billion global sales opportunity by 2030.
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
Based on studies conducted by Satoh and Lichtenberger, IL-36γ and S. aureus are linked to and play a significant role in the rashes experienced by patients treated with EGFRis. IL-36γ and S. aureum are elevated in the skin of patients undergoing EGFRi therapy. In 2020, Satoh used gene expression profiling to identify IL-36γ as a candidate driver of EGFRi/MEKi skin toxicity. It is induced by EGFR inhibition and Cutibacterium acnes that synergistically induce IL-36γ in the skin and subsequently IL-8 and NF-κB, which leads to cutaneous neutrophilia. IL-36γ could be a key therapeutic target in treating EGFRi-induced rashes. In 2013, Lichtenberger noted high rates (70%) of bacterial infection in patients (n=107) on EGFRi and proposed a mechanism of EGFR ablation leading to S. aureus-induced infection in mice. The study noted a majority of the patients were positive with S. aureus (54%). Mechanistically, the authors noted that EGFRi therapy impairs host defense: impaired expression of antimicrobial peptides, especially against S. aureus; and lowered expression of tight junctions. Also, the study revealed EGFR ablation leads to skin barrier defects as well as impaired cutaneous immune response and cytokine expression.
Our solution – ATR-04 for the treatment of EGFRi-associated rash
ATR-04-484 is our formulated, drug product candidate for the treatment of EGFRi associated rash. It includes a strain of S. epidermidis that was selected from our microbial strain library, based on desired properties of IL-36γ reduction and inhibition of S. aureus and its biofilms. The current lead strain is called SE484. We then genetically engineered SE484 to be auxotrophic tor D-alanine and to create our drug product candidate, ATR-04.
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
We screened over 100 strains based on safety (e.g., lack of antibiotic resistance) and biological activity (IL-36γ inhibition and activity against S. aureus) and designated SE484 as our lead candidate strain. After engineering this strain to be auxotrophic for D-alanine, so that it will grow only if provided with D-alanine, we also eliminated an anti-biotic resistance gene. Then, we nominated this candidate for use as the active microbe in the ATR-04-484 drug product formulation.
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
Our results show that culture media of S. epidermidis strain SE484, which was isolated from a healthy human volunteer, can reduce the level of IL-36γ and IL-8 produced by HaCaT cells (Figure 7 and Figure 8, respectively) and thus help in the treatment of EGFRi-associated rash. In addition to its anti-IL-36γ property, SE484 also has broad activity against different methicillin-resistant S. aureus, or MRSA, strain types as well as methicillin sensitive S. aureus, or MSSA. The ability of SE484 to reduce IL-36γ/IL-8 levels as well as its activity against S. aureus and the engineered D-alanine auxotrophy enabled us to nominate strain SE484 for use as the active microbe in the ATR-04-484 drug product formulation to form the basis of a treatment and reduce the severity of EGFRi rash.
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
ATR-04-484 is currently being evaluated in a Phase 1/2 multi-center, randomized, double-blind, single-dose, placebo-controlled trial in patients with colorectal or head and neck cancer who are initiating EGFRi therapies and have EGFRi-associated rash. The primary endpoint is safety, and secondary endpoints will include efficacy and Quality of Life, or QoL. We received IND clearance for ATR-04 in August 2024 and dosed the first patient in the Phase 1/2 clinical trial in the third quarter of 2025.
ATR-01 for the treatment of ichthyosis vulgaris
ATR-01 is our drug program intended to treat ichthyosis vulgaris consisting of product candidate name ATR-01-616. The program is currently investigating a proprietary and patent-pending novel engineering segment of human filaggrin protein. ATR-01 is being developed as a topical application intended to address ichthyosis vulgaris, a chronic scaly skin disease with an estimated incidence and prevalence of 1 in 250, which gives a total patient population of 1.3 million in the United States. Ichthyosis vulgaris is caused by loss-of-function mutations in the gene encoding filaggrin Using synthetic biology tools for protein engineering, we attached a cell penetrating peptide to filaggrin, which helps facilitate deeper skin delivery for filaggrin. This is designed to overcome the impenetrability of the skin barrier, which would otherwise limit topical protein delivery.

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
Our solution – ATR-01 for the treatment of ichthyosis vulgaris
It is now known that IV is caused by loss-of-function mutations in the gene encoding filaggrin, leading to disorganized keratin filaments, skin barrier defects and microfractures in the stratum corneum, and resulting in enhanced percutaneous allergen sensitization as well as bacterial and viral skin infection. We are developing ATR-01-616 as a novel treatment modality for IV that directly addresses the disease pathophysiology. ATR01-616 is a topical formulation containing a live recombinant biotherapeutic product candidate for the treatment of IV consisting of a S. epidermidis strain referred to as SE616. SE616 (the active substance in ATR01-616) has been genetically modified to be a D-alanine auxotroph and to secrete an active subunit of recombinant human filaggrin The goal is to supplement the skin with stable delivery of hFLG via topical application and deeper skin penetration with a cell penetrating peptide.
Preclinical data for ATR-01
ATR01-6161 was characterized in vitro for protein production, and its functionality was demonstrated using an ex vivo pig skin model where transepidermal water loss, or TEWL, was increased by heat damage. The damaged skin was treated with vehicle (+ negative control, a non-engineered strain of S. epidermidis lacking rhFLG expression) or ATR01-616 at three dose levels: 5x108 CFU/g, 5x109 CFU/g, and 5x1010 CFU/g. Additionally, we developed an in vitro model using reconstructed human epidermis (RHE) treated with a Th2 cytokine cocktail to induce lower endogenous filaggrin levels similar to an atopic phenotype. We then imaged RHE cross-sections to observe phenotypic changes in structure and distribution of secreted rhFLg 9-10 using immunohistochemistry 48 hours following topical ATR01-616 application.

In the damaged pig skin model, application of ATR01-616 led to a significant reduction of TEWL compared to vehicle (p-values <0.001 for each dose). At the end of the study at 20 hours, the TEWL reduction was comparable baseline (pre-heat damage) (Figure 10).

Figure 10: Topical ATR-01-616 application reduces transepidermal water loss in a damaged pig skin model.
In the in vitro RHE model with reduced endogenous filaggrin expression, the addition of ATR01-616 showed restoration of keratohyalin granules as well as increased filaggrin levels in the stratum granulosum compared to untreated RHE. Additionally, ATR01-616-secreted filaggrin is found co-localized to the keratins (Figure 11).
Figure 11: Topical ATR01-616 application results in increased filaggrin expression and colocalization with keratins in a human skin disease model.
Other Potential Product Candidates
Beyond our three lead product candidates, our goal is to develop a broad portfolio of product candidates focused on expanding the application of our platforms for precision dermatology. We have a proprietary platform for discovering and developing therapeutic products for precision dermatology. Our platform is built around a microbial library comprised of approximately 1,500 unique bacterial strains to allow screening for unique therapeutic characteristics and utilizes microbial genetic technology that analyzes, predicts and engineers the proteins, peptides and molecules made by skin microbes. Our ability to genetically engineer intractable microbial species is uniquely leveraged by our exclusive license to the SyMPL technology. Furthermore, we are exploring cosmeceutical and consumer health product candidates arising from skin bacterial lysates and other proteins derived from our platform.
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
Netherton syndrome
With respect to Netherton syndrome, no drug has been approved by the FDA, specifically for Netherton syndrome, to date. Standard of care includes cleansing of the skin with a gentle/soft non-detergent liquid cleansing oil, preferably with an acidic pH (5). Because Netherton syndrome patient skin is most often dry, scaly and peeling, emollients and moisturizers are also often used. Keratolytics such as salicylic acid, urea or alpha-hydroxy acids are often irritative and not well tolerated by Netherton syndrome patients. The skin of Netherton syndrome patients is prone to frequent bacterial infections. Limited infections are treated with topical antibiotics for a short period of up to 2 weeks. Oral antibiotics may also be used to treat the pathogenic Staphylococcus aureus and Streptococcus strains that can drive more extreme infections. Bleach baths are also recommended two to three times a week for their antimicrobial effects. Topical corticosteroids are often used to treat the inflammatory and hyperproliferation associated with non-infected Netherton syndrome lesions, but due to their adverse effects, must be limited. These adverse events include aminoaciduria, Cushing syndrome, skin atrophy, adrenal insufficiency, growth retardation, hypertension and weakness. Overuse of topical steroids can even aggravate the defective skin barrier by inducing loss of the stratum corneum. Systemic retinoids have shown varying degrees of efficacy in Netherton syndrome but also carry bone toxicity and teratogenicity as adverse effects. Topical calcineurin inhibitors have been used to reduce erythema (redness) but patients have shown a tachyphylaxis and reduced efficacy with prolonged treatment. These immunomodulators also carry risks of serious adverse effects including increased risk of infections, swelling, burning sensations and tingling. Phototherapy (narrowband UVB (NB-UVB) and psoralen-UVA (PUVA)) has also been investigated in Netherton syndrome patients but has been limited due to its potential to cause erythema and increases in the risk of skin cancer.
We are also aware that Sixera Pharma initiated a clinical trial in Europe with SXR-1096, a topical small molecule KLK inhibitor in December 2021 for Netherton syndrome. In addition, Quoin Pharmaceuticals initiated a pivotal clinical trial with QRX003, a topical small molecule broad-spectrum serine protease inhibitor for Netherton syndrome, in March 2023. Several studies have been terminated with other investigational products for Netherton syndrome: (1) Boehringer Ingelheim’s spesolimab, an IL-36 inhibitor, was in a Phase 2/3 clinical trial for Netherton syndrome that was terminated in December 2025; and (2) Daiichi Sankyo’s DS-2325a was in a Phase 1/2 clinical study for Netherton syndrome that was terminated in January 2025. Furthermore, ResVita Bio, and MatriSys have reported they are developing Netherton syndrome programs that are at a preclinical stage.
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
As of the date of this report, we own or exclusively license seven issued U.S. patents, two allowed patent applications, 9 pending U.S. patent applications, and 85 other foreign patents and patent applications that are important to the development of our business.
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
Pediatric Rare Disease Designation and Priority Review Vouchers
Under the FDCA, as amended, the FDA incentivizes the development of drugs and biologics that meet the definition of a “rare pediatric disease,” defined to mean a serious or life-threatening disease in which the serious of life-threatening manifestations primarily affect individuals aged from birth to 18 years and the disease affects fewer than 200,000 individuals in the United States or affects 200,000 or more in the United States and for which there is no reasonable expectation that the cost of developing and making in the United States a drug or biologic for such disease or condition will be received from sales in the United States of such drug or biologic. The sponsor of a product candidate for a rare pediatric disease may be eligible for a voucher that can be used to obtain a priority review for a subsequent human drug or biologic application after the date of approval of the rare pediatric disease drug product, referred to as a priority review voucher, or PRV. A sponsor may request rare pediatric disease designation from the FDA prior to the submission of its NDA or BLA. A rare pediatric disease designation does not guarantee that a sponsor will receive a PRV upon approval of its NDA or BLA. Moreover, a sponsor who chooses not to submit a rare pediatric disease designation request may nonetheless receive a PRV upon approval of their marketing application if they request such a voucher in their original. marketing application and meet all of the eligibility criteria. If a PRV is received, it may be sold or transferred an unlimited number of times. Congress extended the PRV program under the Consolidated Appropriations ACT of 2026, or CAA, which was signed into law on February 3, 2026. The CAA included the Naylon Give Kids a Chance Act that reauthorizes the Rare Pediatric Disease PRV program until September 30, 2029.
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

Employees
As of the date of this report, we have 13 employees and full-time consultants, including our executive officers, providing management and financial services, and general administrative responsibilities. We believe that we maintain a satisfactory working relationship with our employees, and we have not experienced any significant labor disputes or any difficulty in recruiting staff for our operations. None of our employees are represented by a labor union.
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
For the fiscal years ended December 31, 2025 and 2024, we incurred a net loss of $11.0 million and $9.0, respectively. As of December 31, 2025, we had an accumulated deficit of $68.5 million. We expect to continue to incur substantial expenses without any meaningful revenues unless and until we are able to obtain regulatory approval and successfully commercialize at least one of our product candidates. We also believe that, at a minimum, it will take us four to six years from the date of this report for us to obtain regulatory approval of our first drug candidates, assuming we are able to get regulatory approval at all. Even if we are able to commercialize our product candidates, there can be no assurance that we will generate significant revenues or ever achieve profitability.
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
The report of our independent registered public accounting firm for the year ended December 31, 2025 states that due to our accumulated deficit, recurring and negative cash flow from operations there is substantial doubt about our ability to continue as a going concern.
We expect we will need additional financing to execute our business plan and fund operations, which additional financing may not be available on reasonable terms or at all.
As of December 31, 2025, we had total assets of $5.0 million and working capital of $2.0 million. In January, 2025, we completed a public offering of 729,381 shares of our common stock, at an offering price of $2.00 per share, in which we received net proceeds of approximately $1.2 million, after deducting underwriter discounts and offering expenses, in February 2025 we completed a registered direct offering of 374,696 shares of our common stock, at an offering price of $1.85 per share, in which we received net proceeds of approximately $695 thousand, after deducting placement agent commissions and offering expenses; in April 2025 we entered into an equity line of credit with Alumni Capital LP pursuant to which we have sold 9,255,823 shares and received gross proceeds of approximately $6 million; and in November 2025 we completed an offering of 535,759 shares at an offering price of $0.32, pre-funded warrants to purchase up to an aggregate of 4,151,741 shares and warrants to purchase up to an aggregate 4,687,500 shares, in which we received net proceeds of approximately, $1.3 million, after deducting underwriter discounts and offering expenses. After giving effect to these offerings, we believe that our cash on hand as of the date of this report will not be sufficient to cover our proposed plan of operations beyond three months from the date of this report. We intend to seek additional funds through various financing sources, including the sale of our equity, licensing fees for our technology and joint ventures with industry partners. In addition, we will consider alternatives to our current business plan that may enable us to achieve revenue producing operations and meaningful commercial success with a smaller amount of capital. However, there can be no guarantees that such funds will be available on commercially reasonable terms, if at all. If such financing is not available on satisfactory terms, we may be unable required to scale back our proposed plan of operations and we may be unable to continue operations, in which case you may lose your entire investment.
The report of our independent registered public accounting firm for the year ended December 31, 2025 states that due to our accumulated deficit, recurring and negative cash flow from operations there is substantial doubt about our ability to continue as a going concern.
The clinical and commercial utility of our microbial library and genetic engineering platform is uncertain and may never be realized.
We have built a proprietary platform that includes a microbial library comprised of approximately 1,500 unique bacterial strains that can be screened for unique therapeutic characteristics. The platform is augmented by artificial intelligence, machine learning and genetic engineering technologies. To date, our focus is on the development of genetically engineered strains of S. epidermidis, which we consider to be an optimal therapeutic candidate species for engineering of dermatologic therapies. However, we believe that the genetic engineering of S. epidermidis is a novel and unproven mode of therapy. We recently initiated our Phase 1b clinical trial for ATR-12 and dosed our first patient in August 2024 and dosed the first patient in the Phase 1/2 trial of ATR-04 in the third quarter of 2025. However, success in early clinical trials does not ensure that large-scale clinical trials will be successful, nor does it predict final results. Even after the completion of our proposed Phase 1b clinical trials, our initial product candidates will have only been tested in a small number of patients. Results from these clinical trials may not necessarily be indicative of the safety and tolerability or efficacy of our product candidates or our as we expand into larger clinical trials. Until such time, if ever, as we are able to provide the FDA with substantial clinical evidence to support a claim of safety, efficacy, purity and potency sufficient to enable the FDA to approve our proprietary product candidates for any indication, our proprietary microbial library and genetic engineering platform will remain unproven.
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
Because our product candidates are in early stages clinical trials or of preclinical development, they will require extensive preclinical and clinical testing. We dosed the first patient in our Phase 1b clinical trial for ATR-12 in August 2024,and we dosed the first patient in our Phase 1/2 clinical trial for ATR-04 in the third quarter of 2025. However, we have not conducted meaningful preclinical studies for any of our other product candidates. Success in preclinical testing and early-stage clinical trials does not ensure that later clinical trials will generate the same results or otherwise provide adequate data to demonstrate the efficacy and safety of a product candidate. Preclinical studies and Phase 1b clinical trials are primarily designed to test safety, to study pharmacokinetics and pharmacodynamics and to understand the side effects of product candidates at various doses and schedules. Phase 1b clinical trials also test how well a certain disease responds to a new treatment. Success in preclinical studies and earlier clinical trials does not ensure that later efficacy trials will be successful, nor does it predict final results. Our product candidates may fail to show the desired safety and efficacy in clinical development despite positive results in preclinical studies or even if they successfully advance through earlier clinical trials.
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
Emerging issues related to the development and use of artificial intelligence could give rise to legal or regulatory action, damage our reputation, or otherwise materially harm our business.
We use artificial intelligence to analyze, predict, and help screen our library of strains for drug like molecules and continue to explore the opportunities that artificial intelligence could bring to us. Our use of artificial intelligence technologies may not be successful and may present business, compliance, and reputational risks. The use of artificial intelligence, particularly generative artificial intelligence, presents opportunities as well as risks that could negatively impact the business. Artificial intelligence technologies may be developed using inaccurate, incomplete, flawed, or biased algorithms, training methodologies, or data, which could result in competitive harm, regulatory penalties, legal liability, or brand or reputational harm. Further, a failure to timely and effectively use or deploy artificial intelligence and integrate it into new product or service offerings could negatively impact our competitiveness, particularly ahead of evolving industry trends and consumer demands. Artificial intelligence technologies are complex and rapidly evolving, and while we aim to develop and use artificial intelligence responsibly and attempt to mitigate ethical and legal issues presented by its use, we may ultimately be unsuccessful in identifying or resolving issues before they arise, and the technologies that we develop or use may ultimately be flawed. Particularly given the nascent stage of the technology, the use of artificial intelligence technologies can lead to unintended consequences, including the generation of outputs that appear correct but are factually inaccurate, misleading, or are otherwise flawed, which could harm our reputation and business and expose us to risks related to such inaccuracies or errors in these outputs.
Moreover, artificial intelligence technology is subject to rapidly evolving domestic and international laws and regulations, which could impose significant costs and obligations on us. Emerging regulations may also pertain to data privacy, data protection, and the ethical use of artificial intelligence, as well as clarifying intellectual property considerations. Our use of artificial intelligence could give rise to legal or regulatory action or increased scrutiny or liability and may damage our reputation or otherwise materially harm our business.
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

The ability of the FDA and other government agencies to review and approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, a government agency’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the government agency’s ability to perform routine functions. Average review times at the FDA and other government agencies have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for new drugs or modifications to approved drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical employees and stop critical activities. With the change in presidential administrations in 2025, there remains substantial uncertainty as to how, if at all, the administration will seek to modify or revise the requirements and policies of the FDA and other regulatory agencies with jurisdiction over our product candidates. The impending uncertainty could present new challenges or potential opportunities as we navigate the clinical development and approval process for our product candidates.

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
The FDA has the authority to require a REMS as part of a BLA or after approval, which may impose further requirements or restrictions on the distribution or use of an approved drug, such as limiting prescribing to certain physicians or medical centers that have undergone specialized training, limiting treatment to patients who meet certain safe-use criteria or requiring patient testing, monitoring and/or enrollment in a registry.
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
Under the Orphan Drug Act, the FDA may grant orphan drug designation to a drug intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States and for which there is no reasonable expectation that the cost of developing and making a drug available in the United States for this type of disease or condition will be recovered from sales of the product. Orphan drug designation must be requested before submitting a BLA. After the FDA grants orphan drug designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan product designation does not convey any advantage in or shorten the duration of regulatory review and approval process. In addition to the potential period of exclusivity, orphan designation makes a company eligible for grant funding of up to $650,000 per year for four years to defray costs of clinical trial expenses, tax credits for clinical research expenses and potential exemption from the FDA application user fee.
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
For the purposes of the rare pediatric disease program, a “rare pediatric disease” is a serious or life‑threatening disease in which the serious or life‑threatening manifestations primarily affect individuals aged from birth to 18 years or a rare disease or conditions within the meaning of the Orphan Drug Act. Under the FDA’s rare pediatric disease priority review voucher, or RPD‑PRV, program, upon the approval of an NDA or BLA for the treatment of a rare pediatric disease, the sponsor of such application would be eligible for an RPD‑PRV that can be used to obtain priority review for a subsequent NDA or BLA. The sponsor of the application may transfer (including by sale) the RPD‑PRV to another sponsor. The voucher may be further transferred any number of times before the voucher is used, as long as the sponsor making the transfer has not yet submitted the application. Congress extended the RPD‑PRV program until December 20, 2024, and recently reauthorized the program under the Consolidated Appropriations Act of 2026, or CAA, which was signed into law on February 3, 2026. The CAA included the Naylon Give Kids a Chance Act that reauthorizes the Rare Pediatric Disease PRV program until September 30, 2029. This program has been subject to criticism, including by the FDA. As such it is possible that even if we have obtained qualification for an RPD‑PRV, the program may no longer be in effect at the time of approval. Also, although priority review vouchers may be sold or transferred to third parties, there is no guaranty that we will be able to realize any value if we obtained, and subsequently were able to sell a priority review voucher. The RPD-PRV program is currently scheduled to sunset as of September 30, 2026, and the future of this program remains unknown at this time.

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
The current presidential administration has taken action intended to reduce the cost of prescription drugs, including drugs purchased directly by consumers. The administration issued two Executive Orders aimed at lowering drug prices through multiple directives, including directives to government agencies and officials to identify most-favored-nation pricing targets for prescription drugs (and looking to pharmaceutical manufacturers to make significant progress towards delivering target prices to patients), to facilitate DTC purchasing programs for pharmaceutical manufacturers to sell their products to patients at the most-favored-nation price, to enhance competition for high-cost prescription drugs by accelerating approval of generics and biosimilars, facilitating the process for re-classifying prescription drugs as OTC drugs, and increasing drug importation. In the wake of the Executive Orders and related executive initiatives, a number of pharmaceutical manufacturers have announced new or expanded DTC offerings with discounted prices and/or reached agreement with the federal government regarding discounted pricing for drugs, including prices for Medicaid drugs and newly launched products. TrumpRx, a website sponsored by the federal government that is anticipated to offer pharmaceutical DTC channels, has also been announced. Federal agencies are also developing and proposing new drug pricing and payment pilot programs based on international pricing metrics under Medicare Parts B and D as well as Medicaid. Other healthcare reform efforts or actions under the Trump Administration may affect access to healthcare coverage or the funding of health care benefits, although the full impact of such efforts or actions cannot be predicted.
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
The market price of our common stock is subject to wide fluctuations in response to various factors, some of which are beyond our control. Since shares of our common stock were sold in our initial public offering, or IPO, in June 2023 at a price of $999.00 per share, the reported high and low sales prices of our common stock have ranged from $1,034.96 to $0.17 through February 26, 2026. The market price of our shares on the NYSE American may fluctuate as a result of a number of factors, some of which are beyond our control, including, but not limited to:
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
Our charter limits our ability to issue shares.
Our charter authorizes us to issue up to 200,000,000 shares of common stock, with 10,740,697 shares of common stock, 139,922 options, and 12,235,052 warrants outstanding, as well as 1,436 shares reserved for issue under our 2016 equity plan and 181,842 shares reserved under our 2023 equity incentive plan, 176,700,851 shares of common stock remain issuable as of the date of this report, prior to the exercise of any warrants issued in our November 2025 offering and our equity line of credit. This number may decrease if we enter into any additional capital raising transactions. Additional shares may become issuable with the expiration of currently outstanding warrants or if we effect a reverse share split in the future.
Our failure to meet the continued listing requirements of the NYSE American could result in a delisting of our common stock.
On October 1, 2025, we received written notification from the NYSE American that we are not in compliance with Section 1003(a)(ii) (the “Deficiency Letter”) of the NYSE American Company Guide (the “Company Guide”). The Company has submitted a plan (the “Plan”) to regain compliance to the NYSE American and on December 16, 2025, received notice that the NYSE American had accepted the Company’s Plan to regain compliance and granted a plan period through April 1, 2027 (the “Plan Period Deadline”). If the Company does not regain compliance with the NYSE American continued listing standards by the Plan Period Deadline, or if the Company does not make progress consistent with its Plan during the plan period, then the NYSE American may initiate delisting proceedings. Additionally, if we fail to satisfy the continued listing requirements of the NYSE American, including the corporate governance requirements or the minimum closing bid price requirement, the NYSE American may take steps to delist our common stock. Such a delisting would likely have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. In the event of a delisting, we can provide no assurance that any action taken by us to restore compliance with listing requirements would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the NYSE American’s minimum bid price requirement or prevent future non-compliance with the NYSE American’s listing requirements.
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
As of the date of this report, we have 16,192,438 shares of common stock issued and outstanding, all of which are eligible for sale by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act, subject to certain limitations under Rule 144. Any substantial sale of our common stock pursuant to Rule 144 or pursuant to any resale report may have a material adverse effect on the market price of our common stock.
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
During the preparation of our financial statements included in this report, we and our independent registered public accounting firm identified a material weakness as it relates to a lack of adequate segregation of accounting functions. We are in the process of implementing measures designed to improve our internal control over financial reporting and remediate this material weakness. We intend to increase staffing within our accounting infrastructure, and implement additional review controls sufficient to facilitate proper segregation of accounting functions.
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

Item 2. Properties
Our executive offices are located in approximately 12,030 square feet of leased office and laboratory space at 21 Business Park Drive, Branford, Connecticut 06405. The lease expires in 2027, subject to our option to extend the lease for two additional five-year terms. We currently pay $14,745 per month under the lease, and are currently renegotiating the lease terms.
We also lease approximately 1,093 square feet of additional laboratory space, which is located at 93 Shennecossett Road, Groton, Connecticut 06340. The lease expires in April 2026, with the option to extend the lease for an additional two one-year terms. We pay $7,235 per month under the lease plus our pro rata share of certain operating expenses of the property, and are currently renegotiating the lease terms.
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
PART II. OTHER INFORMATION

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities
Market Information
Our common stock is listed on the NYSE American Stock Exchange under the symbol “AZTR.”
Holders of Record
As of February 26, 2026, there were 35 holders of record of our common stock (including Cede & Co.). The actual number of stockholders is greater than this number of holders of record and includes stockholders who are beneficial owners but whose shares are held in “street name” by brokerage firms, banks and other financial institutions or nominees.
Dividend Policy
We have never declared or paid cash dividends on our common stock. We presently intend to retain earnings to finance the operation and expansion of our business.

Securities Authorized for Issuance under Equity Compensation Plans
Reference is made to the information contained in Item 12 of this Annual Report.
Unregistered Sales of Equity Securities
There have been no other unregistered sales of equity securities during the year ended December 31, 2025, which have not been previously disclosed on a Current Report on Form 8-K.
Issuer Purchases of Equity Securities
None, In certain instances we provide our employees with the option to withhold shares to satisfy tax withholding amounts due from the employees upon the vesting of restricted stock units and stock options in connection with our 2016 Stock Incentive Plan and 2023 Stock Incentive Plan. There were no shares withheld during the quarter ended December 31, 2025 at the direction of the employees as permitted under either the 2016 Stock Incentive Plan or the 2023 Stock Incentive Plan, in order to pay the minimum amount of tax liability owed by the employee from the vesting of those units and options.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statement
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto contained elsewhere in this report. The information contained in this Annual Report on Form 10-K is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this report and in our other filings with the Securities and Exchange Commission, or SEC, including the “Risk Factors” section in this report.
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
To date, we have capitalized our operations primarily through a series of private placements of our convertible preferred stock and convertible promissory notes and our initial public offering, IPO, of common stock which closed on June 21, 2023. In connection with our IPO, we issued 7,508 shares of our common stock at a public offering price of $999 per share. Concurrent with the close of our IPO, all of our outstanding shares of convertible preferred stock and convertible promissory notes converted into a total of 44,802 shares of our common stock. In February 2024, we completed a follow-on public offering in which we issued and sold 83,404 shares of our common stock at a price to the public of $59.94 per share. On July 25, 2024, we completed a follow-on offering of an aggregate of 1,000,750 shares of our common stock, and Class A warrants to purchase up to 2,001,502 shares of common stock, at a combined public offering price of $9.99 per share and accompanying warrants. On January 16, 2025, we completed a follow-on offering in which we issued and sold 729,381 shares of our common stock at a price of $2.00 per share. The net proceeds received by us from the follow-on offering were $1.2 million, after deducting placement agent's fees and other offering expenses. The shares were offered by us pursuant to a shelf registration statement on Form S-3 filed with the SEC on July 1, 2024, and a final prospectus supplement dated January 15, 2025. On February 5, 2025, we completed a follow-on offering in which we issued 374,696 shares of our common stock at a public offering price of $1.85 per share and warrants to purchase up to 337,232 shares of common stock. The net proceeds received by the Company from the follow-on offering were approximately $561,000 after deducting placement agent's fees and other offering expenses. The shares were offered by us pursuant to a shelf registration statement on Form S-3 filed with the SEC on July 1, 2024, and a final prospectus supplement dated February 4, 2025. The warrants became exercisable on the six-month and one day anniversary of their issuance, and their exercise price is $3.60.
On April 24, 2025, the Company entered into a Purchase Agreement (the "ELOC Purchase Agreement") with Alumni Capital LP (the "Purchaser" or "Alumni Capital"), whereby the Company has the right, but not the obligation, to sell to the Purchaser, and the Purchaser is obligated to purchase, up to an aggregate of $20 million (the "Investment Amount") of shares of the Company’s common stock in a series of purchases (the “ELOC Shares”). The term of the ELOC Purchase Agreement is through December 31, 2026, or the date on which the Purchaser shall have purchased the shares pursuant to the ELOC Purchase Agreement for an aggregate purchase price of the Investment Amount. During the term, the Company may at its election cause the Purchaser to make a series of purchases of shares, each up to $750,000, or up to $4 million dollars upon consent of the Purchaser. The closing of each purchase pursuant to the ELOC Purchase Agreement will be no later than five business days after the Company provides a notice to for the purchase. The purchase price of the ELOC Shares that the Company elects to sell to the Purchaser pursuant to the ELOC Purchase Agreement will be equal to the lowest daily volume weighted average price of the common stock during the period commencing on the date that the Company delivers a notice requiring the purchase of shares by the Purchaser and ending on the earlier to occur of (i) five (5) business days immediately following such date and (ii) the date on which the Purchaser notifies the Company that it is prepared to proceed with the relevant closing, multiplied by 90%. Upon each purchase, the Purchaser will receive warrants to purchase such number of shares of the Company’s common stock equal to 10% of the number of ELOC Shares purchased in the related purchase (the “ELOC Warrants”). The Exercise Price shall equal 130% of the price per ELOC Share paid upon closing. The exercise of the ELOC Warrant will be subject to stockholder approval and expire five years after issuance. The ELOC Warrants may be exercised via cashless exercise if there is no effective registration statement, or current prospectus available for, the resale of the ELOC Warrant Shares. The ELOC Shares and ELOC Warrants have been registered under the Registration Statements on Form S-1 (File Nos. 333-286809 and 333-292049). The Company could not issue to the Purchaser under the Purchase Agreement shares in an amount greater than 19.99% of the total number of shares of common stock issued and outstanding immediately prior to the execution of the ELOC Purchase Agreement (the “Exchange Cap”), unless the Company obtained stockholder approval to issue shares of common stock in excess of the Exchange Cap. On June 23, 2025, at the Company's annual meeting of stockholders, the stockholders approved the sale and issuance of more than 19.99% of our outstanding shares of our common stock, including shares of common stock underlying warrants, pursuant to the Purchase Agreement entered into with the Purchaser.
On August 26, 2025, the Company entered into a Modification Agreement (the “Modification Agreement”) with Alumni Capital to amend certain terms of the ELOC Purchase Agreement. Pursuant to the Modification Agreement, the Company may at its election, cause Alumni Capital to make a series of purchases of ELOC Shares either at (i) the lowest daily volume weighted average price of the common stock during the period commencing on the date that the Company delivers written notice (the “Purchase Notice”) and ending on the earlier of (a) five (5) business days immediately following the date of a Purchase Notice, and (b) the date on which Alumni Capital notifies the Company that it is prepared to proceed with the closing of the purchase, multiplied by 90% (“Purchase Notice Option 1”) or (ii) the lowest traded price of common stock during the period commencing on the date the Company delivers a Purchase Notice and ending on the earlier of (x) the same business day a Purchase Notice is delivered, and (y) the date on which Alumni Capital notifies the Company that it is prepared to proceed with the closing of the purchase, multiplied by 97% (“Purchase Notice Option 2”). Each Purchase Notice delivered by the Company must specify whether Purchase Notice Option 1 or Purchase Notice Option 2 is selected and the number of ELOC Shares to be purchased. All other terms and conditions of the ELOC Purchase Agreement remain in full force and effect. Refer to Note 7 regarding the terms of the ELOC Warrants issued in conjunction with the ELOC Shares.
On November 24, 2025, the Company entered into a securities purchase agreement (the “November Purchase Agreement”) with a single institutional investor (the “November Purchaser”) pursuant to which the Company agreed to issue and sell to the November Purchaser in a private placement offering priced at a premium to market in accordance with NYSE rules (the “November Offering”) an aggregate of 535,759 shares (the “November Shares”) of common stock of the Company, (ii) pre-funded warrants (the “November Pre-Funded Warrants”) to purchase up to an aggregate of 4,151,741 shares of common stock (the “November Pre-Funded Warrant Shares”) at an exercise price of $0.0001 per November Pre-Funded Warrant, and (iii) common stock purchase warrants (the “November Common Warrants” together with the November Pre-Funded Warrants, the “November Warrants”) to purchase up to an aggregate of 4,687,500 shares of common stock (the “November Common Warrant Shares” together with the November Pre-Funded Warrant Shares, the “November Warrant Shares”) at an exercise price of $0.32 per November Common Warrant. The offering price was $0.32 per share of common stock or November Pre-Funded Warrant and accompanying November Common Warrant (the “November Offering Price”). The November Pre-Funded Warrants were immediately exercisable and do not expire until exercised in full. The November Common Warrants are exercisable upon shareholder approval and will expire on the five-year anniversary of shareholder approval.
The November Share, November Warrants, and November Warrant Shares are being offered in reliance upon the exemption from the registration requirement of the Securities Act, pursuant to Section 4(a)(2) thereof and/or Rule 506(b) of Regulation D promulgated thereunder, and applicable state securities laws. The issuance of the November Common Stock, November Warrants, and November Warrant Shares initially were not registered under the Securities Act and such securities could not be offered or sold in the United States absent registration or an exemption from registration under the Securities Act and any applicable state securities laws. On December 10, 2025, the Company filed a Registration Statement on Form S-1 (File No. 333-292049) registering, among other shares of common stock, the November Shares and the shares underlying the November Pre-Funded Warrants and November Common Warrants, which the SEC declared effective on December 15, 2025.
The gross proceeds from the November Offering before deducting expenses were approximately $1.5 million.

The November Purchase Agreement contains customary representations and warranties of the Company, customary conditions to closing, and termination provisions. Pursuant to the terms of the November Purchase Agreement, for 60 days from the closing of the November Purchase Agreement, subject to certain exceptions, the Company may not issue, enter into any agreement to issue or announce the issuance or proposed issuance of any shares of common stock or common stock equivalents, or file any registration statement or any amendment or supplement thereto. Additionally, from the date of the November Purchase Agreement until February 26, 2027, upon any issuance by the Company of common stock or common stock equivalents for cash consideration, debt, or a combination of thereof (a “Subsequent Financing”), the Purchaser shall have the right to participate up to an amount of the Subsequent Financing equal to an aggregate of 25% of the Subsequent Financing. The representations and warranties of each party set forth in the November Purchase Agreement have been made solely for the benefit of the other party to the November Purchase Agreement, and such representations and warranties should not be relied on by any other person.
Under the terms of the November Warrants, a holder will not have the right to exercise any portion of the November Warrants if the holder (together with its affiliates) would beneficially own in excess of 4.99% of the number of the Company’s common stock outstanding immediately after giving effect to the exercise, as such percentage of ownership is determined in accordance with the terms of the November Warrants. However, upon notice from the holder to the Company, the holder may increase the beneficial ownership limitation to 9.99% of the number of shares of common stock outstanding immediately after giving effect to the exercise of the November Warrants.
As of February 26, 2026, the Company has sold 9,255,823 shares, and issued 895,579 warrants to Alumni Capital LP under the ELOC Purchase Agreement with an estimated gross proceeds of $6.2 million of which $0.2 million was received subsequent to December 31, 2025.
As of February 26, 2026, we had 16,192,438 shares of our common stock issued and outstanding. Except as otherwise indicated, all share and share price herein give effect to a forward stock split effected on May 17, 2023 at a ratio of 7.1 for one, a reverse stock split effected on July 1, 2024 at a ratio of one for 30 and a reverse stock split effected on August 21, 2025 at a ratio of one for 6.66. As of the date of this filing, our Board is still evaluating the need for a further reverse split and, if needed, the exact split ratio based on our financing alternatives and NYSE American compliance considerations. Our financial statements will not reflect a further reverse stock split until such time as it occurs.
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
•ATR-01, which includes a genetically modified strain of S. epidermidis that expresses an engineered recombinant human filaggrin protein for treating ichthyosis vulgaris, a chronic, xerotic (abnormally dry), scaly skin disease with an estimated incidence and prevalence of 1 in 250, which suggests a total patient population of 1.3 million in the United States. We are planning to perform lead optimization and IND-enabling studies in 2025 to support a potential IND filing in 2026.

We also have established partnerships with teams from Carnegie Mellon University and the Fred Hutch, two of the premier academic centers in the United States. Our collaboration with the Carnegie Mellon based team also takes advantage of the power of whole genome sequencing. This partnership is mining our proprietary library of bacterial strains for novel, drug like peptides and proteins. The artificial intelligence/machine learning technology developed by this team predicts the molecules made by microbes from their genetic sequences. The system then compares the predictions to the products actually made through tandem mass spectroscopy and/or nuclear magnetic resonance imaging to refine future predictions. The predictions can be compared to publicly available 2D and 3D protein databases to select drug like structures.
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
Other Events
On October 1, 2025, the Company received a Deficiency Letter from the NYSE American indicating that the Company is not in compliance with the NYSE American continued listing standards set forth in Sections 1003(a)(ii) of the NYSE American Company Guide. Section 1003(a)(ii) of the NYSE American Company Guide requires a listed company’s stockholders’ equity be at least $4.0 million if it has reported losses from continuing operations and/or net losses in three of its four most recent fiscal years. The Deficiency Letter noted that the Company reported stockholders’ deficit of $2.2 million as of June 30, 2025, and losses from continuing operations and/or net losses in three of its four most recent fiscal years ended December 31, 2024.
In order to maintain the Company’s listing on the NYSE American, the NYSE American requested that the Company submit a plan of compliance (the “Plan”) by October 31, 2025 addressing how the Company intends to regain compliance with Section 1003(a)(ii) of the NYSE American Company Guide.
The Company’s management submitted the Plan to the NYSE American by the October 31, 2025 deadline and on December 16, 2025, the Company received notice that the NYSE American had accepted the Company's Plan and granted a plan period through April 1, 2027 (the “Plan Period Deadline”). The Company will be able to continue its listing during the plan period and will be subject to continued periodic review by the NYSE American staff. If the Company does not make progress consistent with the Plan during the plan period or if the Company is not in compliance with the listing standards by the Plan Period Deadline, then the Company will be subject to delisting procedures as set forth in the NYSE American Company Guide.
The Company is committed to achieving compliance with the NYSE American’s requirements. There can be no assurance that the Company will be able to achieve compliance with the NYSE American’s continued listing standards within the required time frame.

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

Year Ended December 31, 2025 Compared to Year Ended December 31, 2024

The following table summarizes our results of operations with respect to the items set forth below for the years ended December 31, 2025 and 2024 together with the percentage change for those items.

	Year Ended December 31,
	2025	2024	$ Change	% Change
Service revenue - related party
Total revenue	$—	$7,500	$(7,500)	(100)%
	—	7,500	(7,500)	(100)%
Operating expenses:
General and administrative	6,130,657	6,269,262	(138,605)	(2)%
Research and development	4,836,008	4,723,378	112,630	2%
Total operating expenses	10,966,665	10,992,640	(25,975)	—%

Loss from operations	(10,966,665)	(10,985,140)	18,475	—%

Other income (expense):
Interest income	70,209	122,553	(52,344)	(43)%
Interest expense	(7,587)	(12,160)	4,573	(38)%
Change in fair value of warrants	381	4,034,072	(4,033,691)	(100)%
Loss on issuance of common stock	—	(2,132,800)	2,132,800	(100)%
Other (expense) income	(43,389)	15,014	(58,403)	(389)%
Total other income	19,614	2,026,679	(2,007,065)	(99)%

Loss before income taxes	(10,947,051)	(8,958,461)	(1,988,590)	22%

Income tax expense	(8,319)	(9,031)	712	—%

Net loss attributable to common shareholders	$(10,955,370)	$(8,967,492)	$(1,987,878)	22%

Service Revenue - Related Party
We generated $0 of service revenue under the Bayer JDA during the year ended December 31, 2025 compared to service revenue of $7,500 under the Bayer JDA for the year ended December 31, 2024. The decrease of $7,500 in service revenue is attributable to a decrease in the amount of reimbursable development costs incurred in 2025. We do not expect any further service revenue at this time.

General and Administrative
General and administrative costs during the year ended December 31, 2025 decreased by $138,605, or 2%, to $6,130,657 from the prior year. The decrease was primarily related to a decrease of $71,000 in legal fees primarily related to the write off of certain patent expenses, a decrease of $327,000 in salaries and benefits primarily due to a decrease in stock option expense as options vest and the absence of a bonus accrual, a decrease of $74,000 in costs primarily attributable to the 2024 payment to the previous investment bank offset by the increase in NYSE listing costs, a decrease in hiring costs of $20,000 primarily related to a compensation consultant, a decrease of $37,000 in insurance expense and a net decrease of approximately $60,000 in other overhead expenses. offset by an increase of $176,000 for the use of business consultants which was primarily attributed to increased hours due to incremental public company compliance initiatives and business development efforts, an increase of $120,000 for public relations expenditures which increased due to additional services and an increase in our base rates, an increase of $51,000 for software and equipment, and an increase of $104,000 in accounting costs primarily related to an increase in fees paid to external auditors and NYSE American.
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
During the years ended December 31, 2025 and 2024 our research and development expenses by category were as follows:

	Year Ended December 31,
Expense Category:	2025	2024
Preclinical and clinical research and development activities	$2,737,692	$2,052,090
Chemistry, manufacturing and controls (CMC)	363,725	605,687
Personnel & consultants related expenses	1,734,591	2,065,601
Total research and development expenses	$4,836,008	$4,723,378
During the year ended December 31, 2025, research and development expenses increased by $112,630, or 2%, to $4,836,008 from the prior year. The increase was primarily related to an net increase of $178,000 in research and development and clinical trial costs related to our ATR-04 program as the program progresses through its clinical trial, an increase of $351,000 in research and development costs related to our ATR-01 program as the program continues to progress, and an increase in lab supplies of $60,000 offset by a decrease in payroll and benefits of $24,000 due to increased salary from one new hire offset by the absence of a bonus accrual, a decrease of $125,000 in research and development and clinical trial costs related to our ATR-12 program as the program progresses through its clinical trial, a decrease of in $309,000 in consultant expenditures related to our programs prior to entering into their clinical phases, and an overall net decrease of approximately $18,000 in other costs.
We expect our research and development expenses to significantly increase in the future due primarily to our planned clinical trial activity and continued development of product candidates.
Other Income
Our other income consists of interest income, loss on issuance of stock, loss on foreign currency translation, change in the valuation of warrants carried at fair value, loss on issuance of common stock, loss on disposal of property and equipment, and interest expense. During the year ended December 31, 2025, other income decreased by $2,007,065, or 99%, from the prior year. The decrease was primarily related to a decrease of $4,000,000 attributable to the change in the valuation of the warrants, a net decrease of $54,000 in other (expense) income, a decrease of $52,000 of interest income, offset by decrease of $2,200,000 in loss on issuance of stock.
We expect our future other income (expense) to be consistent with prior periods.

Liquidity and Capital Resources
As of December 31, 2025, we had total assets of approximately $5.0 million and working capital of approximately $2.0 million. As of December 31, 2025, our liquidity included approximately $2.1 million of cash and cash equivalents. We believe that our cash on-hand as of the date of this report will not be sufficient to cover our proposed plan of operations over the next twelve months and thereafter. We intend to seek additional funds through various financing sources, including the sale of our equity and debt securities, federal grants, licensing fees for our technology and joint ventures with industry partners. In addition, we will consider alternatives to our current business plan that may enable us to achieve revenue producing operations and meaningful commercial success with a smaller amount of capital. However, there can be no guarantees that such funds will be available on commercially reasonable terms, if at all. If such financing is not available on satisfactory terms, we may be unable to further pursue our business plan and we may be unable to continue operations.
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
As of the date of this filing, management has determined there is substantial doubt about our ability to continue as a going concern based on our lack of revenue from commercial operations, significant losses, and the need to raise additional capital to support ongoing operations. Our contractual commitments primarily consist of operating and financing leases with contractual undiscounted balances of $428,678, and $10,354, respectively as of December 31, 2025. Refer to Note 12 for more detailed information regarding our lease commitments. Additionally, as we continue to progress our product candidates through clinical trials, we will continue to incur additional costs related to our CRO's. It is common in our industry for the CRO's to require significant up-front cash payments prior to the beginning of such trial phases, and additional cash payments upon the achievement of certain milestones per the contracts' terms.
Cash Flows

The following table shows a summary of our cash flows for the periods indicated:

	December 31,
	2025	2024

Net cash used in operating activities	$(11,224,125)	$(10,183,740)

Net cash used in investing activities	$(182,909)	$(379,246)

Net cash provided by financing activities	$8,920,398	$13,321,716

Net (decrease) increase in cash	$(2,486,636)	$2,758,730

Operating Activities
During the year ended December 31, 2025, operating activities used $11.2 million of cash primarily driven by our net loss of $10.9 million. During fiscal 2024, operating activities used $10.2 million of cash primarily driven by our net loss of $9.0 million and by non-cash items of $1.2 million.
Investing Activities
During the year ended December 31, 2025, investing activities used $182,909 of cash driven by $161,000 in trademark and deferred patent costs and $24,000 for the purchase of equipment offset by $3,000 in proceeds from the sale of property and equipment.

During fiscal 2024, investing activities used $379,246 of cash driven by $370,000 in trademark and deferred patent costs and $9,000 for the purchase of equipment.
Financing Activities
During the year ended December 31, 2025, financing activities provided $8.9 million in cash primarily driven by proceeds from our January and February 2025 follow-on public offerings, draws on our equity line of credit, and the November Private Placement. During the fiscal 2024, financing activities provided $13.3 million in cash primarily driven by proceeds from our February 2024 follow-on offering.
Critical Accounting Policies and Estimates
During the year ended December 31, 2025, there were material changes to our critical accounting policies previously disclosed in our Form 10-K dated December 31, 2024 and filed with the SEC on February 24, 2025. We no longer consider our revenue recognition, and estimating the fair value of our common stock critical accounting policies as we currently do not have transactions that produce revenue, and since we are a publicly traded company, we no longer need to estimate the fair value of our common stock as the Company's common stock is traded on the NYSE American.
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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Azitra, Inc.
Branford, CT

Opinion on the Financial Statements
We have audited the accompanying balance sheets of Azitra, Inc. (the “Company”) as of December 31, 2025 and 2024, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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
Jericho, New York
February 27, 2026

AZITRA, INC.
BALANCE SHEETS

	December 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$2,068,083	$4,554,719
Accounts receivable	912	233
Tax credits receivable	140,383	101,663
Deferred offering costs	—	4,106
Prepaid expenses	809,949	567,569
Total current assets	3,019,327	5,228,290

Property and equipment, net	548,591	653,957
Financing lease right-of-use asset, net	9,041	24,522
Operating lease right-of-use asset, net	404,444	527,393
Intangible assets, net	316,673	246,420
Deferred patent costs	679,908	593,802
Deferred issuance costs	—	37,477
Other assets	47,402	46,941
Total assets	$5,025,386	$7,358,802

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	399,356	490,255
Income tax payable	6,256	11,572
Current financing lease liability	10,111	16,066
Current operating lease liability	255,776	255,177
Insurance premium financing liability	198,983	—
Accrued expenses	197,484	602,787
Total current liabilities	1,067,966	1,375,857

Long-term financing lease liability	—	10,105
Long-term operating lease liability	156,190	274,161
Warrant liability	—	381
Total liabilities	1,224,156	1,660,504

Commitments and contingencies (Note 12)

The accompanying notes are an integral part of these financial statements.

AZITRA, INC.
BALANCE SHEETS

Stockholders' equity
Preferred stock; $0.0001 par value; 10,000,000 shares authorized at December 31, 2025 and December 31, 2024; 0 shares issued at December 31, 2025 and December 31, 2024	—	—
Common stock; $0.0001 par value, 200,000,000 and 100,000,000 shares authorized at December 31, 2025 and December 31, 2024, respectively, 10,740,697 and 1,145,038 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	1,074	114
Additional paid-in capital	72,321,352	63,264,009
Accumulated deficit	(68,521,196)	(57,565,825)
Total stockholders' equity	3,801,230	5,698,298
Total liabilities and stockholders' equity	$5,025,386	$7,358,802

The accompanying notes are an integral part of these financial statements.

AZITRA, INC.
STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2025	2024
Service revenue - related party	$—	$7,500
Total revenue	—	7,500

Operating expenses:
General and administrative	$6,130,657	$6,269,262
Research and development	4,836,008	4,723,378
Total operating expenses	10,966,665	10,992,640

Loss from operations	(10,966,665)	(10,985,140)

Other income (expense):
Interest income	70,209	122,553
Interest expense	(7,587)	(12,160)
Change in fair value of warrants	381	4,034,072
Loss on issuance of common stock	—	(2,132,800)
Other (expense) income	(43,389)	15,014
Total other income	19,614	2,026,679

Loss before income taxes	(10,947,051)	(8,958,461)

Income tax expense	(8,319)	(9,031)

Net loss attributable to common shareholders	$(10,955,370)	$(8,967,492)

Net loss per share, basic and diluted	$(2.25)	$(15.70)

Weighted average common stock outstanding, basic and diluted	4,873,552	571,162

The accompanying notes are an integral part of these financial statements.

AZITRA, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Preferred Stock		Common Stock		Additional Paid-in-Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance - December 31, 2023	—	$—	60,535	$6	$51,511,473	$(48,598,333)	$2,913,146
Exercise of stock options	—	—	200	—	19,100	—	19,100
Follow-on public offering, net of issuance costs of $709,426	—	—	83,403	8	4,290,666	—	4,290,674
Follow-on public offering issuance costs adjustment	—	—	—	—	(227)	—	(227)
Follow-on public offering, net of issuance costs of $933,960	—	—	1,000,750	100	9,063,440	—	9,063,540
Reclass of warrant liability	—	—		—	(1,866,200)	—	(1,866,200)
Exercise of Warrants	—	—	150	—	704	—	704
Stock based compensation expense	—	—	—	—	245,053	—	245,053
Net loss	—	—	—	—	—	(8,967,492)	(8,967,492)
Balance - December 31, 2024	—	$—	1,145,038	$114	$63,264,009	$(57,565,825)	$5,698,298
Follow-on public offering, net of issuance costs of $269,948	—	—	729,381	$73	1,186,900	—	1,186,973
Follow-on public offering, net of issuance costs of $133,076	—	—	374,696	37	561,676	—	561,713
Private Placement, net of issuance costs of $157,575	—	—	535,759	$54	1,342,275		1,342,329
Draws on equity line of credit, net of issuance costs of $79,985			7,955,823	$796	5,941,511		5,942,307
Stock-based compensation					62,744		62,744
Offering costs and other miscellaneous adjustments	—	—	—	—	(37,764)	—	(37,764)
Net loss	—	—	—	—	—	(10,955,370)	(10,955,370)
Balance - December 31, 2025	—	$—	10,740,697	$1,074	$72,321,351	$(68,521,195)	$3,801,230

Amounts in the Condensed Statements of Changes in Stockholders' may not foot due to rounding

The accompanying notes are an integral part of these financial statements.

AZITRA, INC.
STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(10,955,370)	$(8,967,492)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	138,069	131,188
Loss on lease modification	10,896	—
Amortization of right-of-use assets	315,075	317,047
Change in foreign currency rates on remeasurement of Canadian fixed assets	—	(14,198)
Stock based compensation	62,744	245,053
Change in fair value of warrant liability	(381)	(4,034,072)
Loss on issuance of common stock	—	2,132,800
Loss on disposal of property and equipment	2,069	4,859
Impairment of intangible assets and deferred patent costs	—	442,793

Changes in operating assets and liabilities:
Accounts receivable	(679)	98,022
Prepaid expenses	53,180	(119,312)
Other assets	(461)	819
Tax credits receivable	(38,720)	16,720
Income tax payable/receivable	(5,316)	18,408
Accounts payable and accrued expenses	(500,318)	(140,535)
Operating lease liability	(304,913)	(315,840)
Net cash used in operating activities	(11,224,125)	(10,183,740)

Cash flows from investing activities:
Purchases of property and equipment	(24,213)	(8,569)
Proceeds from sale of property and equipment	3,153	—
Deferred patent costs	(161,849)	(370,677)
Net cash used in investing activities	(182,909)	(379,246)

Cash flows from financing activities
Payment of deferred offering/issuance costs	(286)	(37,477)
Principal payments on finance leases	(16,061)	(14,598)
Proceeds from public offerings, net	1,748,686	13,354,691

The accompanying notes are an integral part of these financial statements.

AZITRA, INC.
STATEMENTS OF CASH FLOWS

Proceeds from private placement, net	1,342,329	—
Proceeds from equity line of credit, net	5,942,307	—
Repayment of insurance premium financing liability	(96,577)	—
Proceeds from exercise of stock options	—	19,100
Net cash provided by financing activities	8,920,398	13,321,716

Net change in cash and cash equivalents	(2,486,636)	2,758,730

Cash and cash equivalents at beginning of period	4,554,719	1,795,989
Cash and cash equivalents at end of period	$2,068,083	$4,554,719

Supplemental disclosure of non-cash investing and financing information:

Financed insurance premium exchanged for prepaid insurance	$295,560	$—
Purchases of fixed assets in accounts payable	$—	$45,999

The accompanying notes are an integral part of these financial statements.

AZITRA, INC.
NOTES TO FINANCIAL STATEMENTS

1. Organization and Nature of Operations
Azitra, Inc. (the "Company") was founded on January 2, 2014. We are a synthetic biology company focused on screening and genetically engineering microbes of the skin. The mission is to discover and develop novel therapeutics to create a new paradigm for treating skin disease. The Company’s discovery platform is screened for naturally occurring bacterial cells with beneficial effects. These microbes are then genomically sequenced and engineered to make cellular therapies, recombinant therapeutic proteins, peptides and small molecules for precision treatment of dermatology diseases. On May 17, 2023, the Company changed its name to from “Azitra Inc” to “Azitra, Inc.”
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
Immediately prior to the effectiveness of the Company’s registration statement, the Company effected a 7.1-for-1 forward stock split (the "Forward Stock Split") of its issued and outstanding shares of common stock. On May 17, 2023, the Company changed the par value of its capital stock from $0.01 to $0.0001. Accordingly, all share and per share amounts for all periods presented in the accompanying audited condensed financial statements and notes thereto have been adjusted retroactively, unless otherwise noted, to reflect the effect of the Forward Stock Split. Refer to Note 6 for additional details relating to the Forward Stock Split.
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
On July 1, 2024, the Company effected a 30-for-1 reverse stock split of its issued and outstanding shares of common stock (the "2024 Reverse Stock Split") and began trading on a split-adjusted basis the same day. There was no change in par value. Accordingly, all share and per share amounts for all periods presented in the accompanying audited condensed financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect the effect of the 2024 Reverse Stock Split. Refer to Note 6 for additional details relating to the Reverse Stock Split.
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
Under the terms of the ELOC, the Company has issued 9,255,823 shares of common stock, of which 1,300,000 shares were issued subsequent to December 31, 2025, and issued 895,579 warrants, of which 100,000 warrants were issued subsequent to December 31, 2025. The gross proceeds received by the Company under the ELOC were $6.2 million, of which $0.2 million was received subsequent to December 31, 2025. As of February 26, 2026, approximately $13.8 million is available under the ELOC for future share issuances.
In July 2025, the Company amended and restated its Certificate of Incorporation increasing the number of authorized shares of common stock from 100,000,000 to 200,000,000.
On August 21, 2025, the Company effected a 6.66-for-1 reverse stock split of its issued and outstanding shares of common stock (the "2025 Reverse Stock Split") and began trading on a split-adjusted basis the same day. There was no change in par value. Accordingly, all share and per share amounts for all periods presented in the accompanying audited condensed financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect the effect of the 2025 Reverse Stock Split. Refer to Note 6 for additional details relating to the 2024 Reverse Stock Split, and the 2025 Reverse Stock Split (together, the "Reverse Stock Splits").
On November 24, 2025, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with Alumni Capital pursuant to which the Company agreed to issue and sell to Alumni Capital in a private placement offering (the "PIPE Offering") priced at a premium to market in accordance with NYSE rules (the “Offering”) an aggregate of 535,759 shares of common stock of the Company, (ii) pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to an aggregate of 4,151,741 shares of Common Stock (the “Pre-Funded Warrants Shares”) at an exercise price of $0.0001 per Pre-Funded Warrant, and (iii) common stock purchase warrants (the “Common Warrants” together with the Pre-Funded Warrants, the “Warrants”) to purchase up to an aggregate of 4,687,500 shares of Common Stock (the “Common Warrant Shares” together with the Pre-Funded Warrant Shares, the “Warrant Shares”) at an exercise price of $0.32 per Common Warrant. The offering price was $0.32 per share of Common Stock or Pre-Funded Warrant and accompanying Common Warrant (the “Offering Price”). The Pre-Funded Warrants are immediately exercisable and do not expire until exercised in full. The Common Warrants are exercisable upon shareholder approval and will expire on the five-year anniversary of shareholder approval. For further information regarding the PIPE Offering, refer to Notes 6 and 7 respectively.
As of February 26, 2026, all Pre-Funded Warrants have been exercised by Alumni Capital.
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
The Company’s management submitted the Plan to the NYSE American by the October 31, 2025 deadline which was accepted by the NYSE American on December 16, 2025. If the Company does not make progress consistent with the Plan during the plan period or if the Company is not in compliance with the listing standards by April 1, 2027, then the Company will be subject to delisting procedures as set forth in the NYSE American Company Guide.
The Company is committed to undertaking a transaction or transactions in the future to achieve compliance with the NYSE American’s requirements. There can be no assurance that the Company will be able to achieve compliance with the NYSE American’s continued listing standards within the required time frame.

The accompanying notes are an integral part of these financial statements.

AZITRA, INC.
NOTES TO FINANCIAL STATEMENTS
Going Concern Matters
The financial statements have been prepared on the going concern basis, which assumes that the Company will continue in operation for the foreseeable future, and which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, management has identified the following conditions and events that created an uncertainty about the ability of the Company to continue as a going concern. As of and for the year ended December 31, 2025, the Company has an accumulated deficit of $68.5 million, a loss from operations of $11.0 million, used $11.2 million to fund operations and had $2.0 million of working capital. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern.
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
Use of Estimates
The preparation of the financial statement in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheet. While management believes the estimates and assumptions used in the preparation of the financial statement are appropriate, actual results could differ from those estimates. The most significant estimates in the Company's financial statements relate to accruals for research and development expenses, valuation of warrants and valuation of equity awards. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgements about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources.
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
Segment Information
The Company operates and manages its business as one operating segment, which is to discover and develop novel therapeutics to create a new paradigm for treating skin diseases. The Chief Executive Officer, who is the Chief Operating Decision Maker ("CODM"), reviews financial information on an aggregate basis, along with cash balances for purposes of allocating resources and evaluating performance. For additional segment disclosures, see Note 16.
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
At December 31, 2025, the Company had operating right-of-use assets with a net value of $404,444 and current and long-term operating lease liabilities of $255,776 and $156,190, respectively.
In 2023, the Company entered into a lease for the use of certain equipment that is classified as a finance lease. The finance lease has a term of 36 months. At December 31, 2025, the Company had financing right-of-use assets with a net value of $9,041 and current and long-term operating lease liabilities of $10,111 and $—, respectively.

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
Deferred Patent Costs
Deferred patent costs represent legal and filing expenses incurred related to the submission of patent applications for patents pending approval. These deferred costs will be reclassed to intangible assets and begin to be amortized over their estimated useful lives upon the formal approval of the patent. If the patent is not issued, the costs associated with the patent will be expensed in the year the patent was rejected. Deferred patent costs are reviewed for impairment at each reporting period. The costs associated with any impairment are expensed in the period the deferred patent costs are determined to be impaired. In connection with its review of the financial statements, the Company recorded impairment expenses of $442,793 during the twelve months ended December 31, 2024. The Company did not record impairment expenses during the twelve months ended December 31, 2025.
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
Warrant Accounting
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
Research and Development
The Company accounts for research and development costs in accordance with Accounting Standards Codification (ASC) subtopic 730-10, Research and Development. Accordingly, research and development costs are expensed as incurred. Research and development costs consist of costs related to labor, materials and supplies, as well as fees paid to consultants, external research fees. Research and development costs incurred were 4,836,008 and 4,723,378 for the years ended December 31, 2025 and 2024, respectively.
At December 31, 2025 and December 31, 2024, the Company had state tax credit receivables of $103,601 and $65,676, respectively for pending refunds related to the selling of research and development tax credits back to the State of Connecticut. At December 31, 2025 and December 31, 2024, the Company had recorded $27,269 and $27,666, respectively, for pending refunds related to Canadian Scientific Research and Experimental Development (SRED) credits. At December 31, 2025 and December 31, 2024, the Company had recorded $9,513 and $8,321, respectively, related to refunds of Canadian Goods and Services Tax (GST) and Quebec Sales Tax (QST). Receipts of refunds are recorded in research and development on the statements of operations.
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
Insurance Premium Financing Liability
In August 2025, the Company entered into an insurance premium financing agreement for $328,400, with a term of nine months and an annual interest rate of 7.82%. The Company made a down payment of 10% and is required to make monthly principal and interest payments of $33,919 over the term of the agreement, which will mature in June 2026. The insurance premium financing liability was approximately $198,983 and $— as of December 31, 2025 and December 31, 2024, respectively. Related prepaid insurance at December 31, 2025 and December 31, 2024 of $218,933 and $—, respectively, is included in prepaid expenses and other current assets on the accompanying condensed balance sheets.
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
Management has evaluated the effect of ASC guidance related to uncertain income tax positions and concluded that the Company has no significant financial statement exposure to uncertain income tax positions at December 31, 2025 and 2024. The Company’s income tax returns have not been examined by tax authorities through December 31, 2024.
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
In July 2025, the FASB issued ASU 2025-05, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets”, which introduces a practical expedient that allows entities to assume that current conditions at the balance sheet date remain unchanged for the remaining life of the asset when developing reasonable and supportable forecasts. This eliminates the need to incorporate macroeconomic forecasts for short term receivables. The ASU is effective for fiscal years beginning after December 15, 2025 (Fiscal 2027 for the Company), but early adoption is permitted. The Company does not expect the adoption of ASU 2025-05 to have a significant impact on its financial statements for the annual period ending December 31, 2026.

Management does not believe that any other recently issued, but not yet effective, accounting standards could have a material effect on the accompanying financial statements. As new accounting pronouncements are issued, the Company will adopt those that are applicable under the circumstances.

The accompanying notes are an integral part of these financial statements.

AZITRA, INC.
NOTES TO FINANCIAL STATEMENTS
3. Property and Equipment
Property and equipment consisted of the following at:

	December 31, 2025	December 31, 2024
Laboratory equipment	$1,086,860	$1,070,032
Computers and office equipment	30,825	30,825
Furniture and fixtures	20,164	24,316
Leasehold improvements	28,855	28,855
Building equipment	14,932	14,932
Total property and equipment	1,181,636	1,168,960
Less accumulated depreciation & amortization	(633,045)	(515,003)
Total property and equipment, net	$548,591	$653,957
Depreciation and amortization expense was $124,357 and $120,026 for the years ended December 31, 2025 and 2024, respectively.
Fixed assets are reviewed for impairment each reporting period. For the years ended December 31, 2025 and 2024 there was 2,069 and 4,859 of losses on disposal of property and equipment recorded, respectively.

4. Intangible Assets
Intangible assets consisted of the following at:
December 31, 2025:

	Estimated Useful Life	Gross Amount	Accumulated Amortization	Impairment	Net Amount
Trademarks	Indefinite	$60,244	$—	$—	$60,244
Patents	17 years	297,087	40,658	—	256,429
Intangible assets		$357,331	$40,658	$—	$316,673
December 31, 2024:

	Estimated Useful Life	Gross Amount	Accumulated Amortization	Impairment	Net Amount
Trademarks	Indefinite	$60,244	$—	$—	$60,244
Patents	17 years	213,122	26,946	—	186,176
Intangible assets		$273,366	$26,946	$—	$246,420
During the years ended December 31, 2025 and 2024, amortization expense related to intangible assets was $13,712 and $11,163, respectively.

The accompanying notes are an integral part of these financial statements.

AZITRA, INC.
NOTES TO FINANCIAL STATEMENTS
5. Accrued Expenses
Accrued expenses consisted of the following at:

	December 31, 2025	December 31, 2024
Employee payroll and bonuses	$29,528	$410,781
Vacation	37,880	32,969
Research and development projects	84,408	75,047
Professional fees	45,527	82,762
Other	141	1,228
Total accrued expenses	$197,484	$602,787

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
Under the terms of the ELOC, the Company has issued 9,255,823 shares of common stock, of which 1,300,000 shares were issued subsequent to December 31, 2025 and issued 895,579 warrants, of which 100,000 warrants were issued subsequent to December 31,

The accompanying notes are an integral part of these financial statements.

AZITRA, INC.
NOTES TO FINANCIAL STATEMENTS
2025. As of the date of this filing, the gross proceeds received by the Company under the ELOC were approximately $6.2 million of which $0.2 million was received subsequent to December 31, 2025.
On November 24, 2025, the Company completed the PIPE Offering of 535,759 shares of common stock of the Company, Pre-Funded Warrants to purchase up to an aggregate of 4,151,741 shares of common at an exercise price of $0.0001 per Pre-Funded Warrant, and Common Warrants to purchase up to an aggregate of 4,687,500 shares of common stock at an exercise price of $0.32 per Common Warrant. The offering price was $0.32 per share of common stock or Pre-Funded Warrant and accompanying Common Warrant Price. The Pre-Funded Warrants are immediately exercisable and do not expire until exercised in full. The Common Warrants are exercisable upon shareholder approval and will expire on the five-year anniversary of shareholder approval.
As of February 26, 2026, all Pre-Funded Warrants have been exercised by Alumni Capital.
In consideration for Maxim Group LLC serving as the placement agent for the PIPE Offering (the "PIPE Placement Agent"), the Company paid a cash fee equal to 7.0% of the aggregate gross proceeds raised in the PIPE Offering, reimbursed the PIPE Placement Agent for certain expenses and legal fees of $50,000, and issued Placement Agent Warrants.
Common Stock
At December 31, 2025 and December 31, 2024, per the Company’s amended and restated Certificate of Incorporation, the Company was authorized to issue 200,000,000 and 100,000,000 shares of $0.0001 par value common stock.
Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders.
The Company currently has 8,223,233 shares of common stock reserved for future issuance for the potential exercise of stock options and warrants outstanding at December 31, 2025. This number is exclusive of the 4,151,741 prefunded warrants.
Except as otherwise indicated, all share and share price amounts in this report gives effect to a forward stock split effected on May 17, 2023 at a ratio of 7.1-for-1, a reverse stock split effected on July 1, 2024 at a ratio of 1-for-30, and a reverse stock split effected on August 21, 2025 at a ratio of 1-for 6.66.
Preferred Stock
At December 31, 2025 and December 31, 2024, per the Company’s amended and restated Certificate of Incorporation, the Company has authorized 10,000,000 shares of $0.0001 par value preferred stock.
Upon the close of the Company’s IPO in June 2023, all of the then outstanding preferred stock converted to common stock, resulting in the issuance of shares of common stock in exchange for outstanding Series A (7,298 shares), Series A-1 (14,839 shares), and Series B Preferred Stock (16,439 shares), respectively. There was no gain or loss upon conversion.

7. Warrants
The Company issued warrants to purchase 238 shares of common stock in 2018 in conjunction with convertible debt financing that have a redemption provision providing the holder the right to have the Company redeem all or any portion of the warrant (or shares it has converted into) at a purchase price equal to the fair market value of the shares as determined by the board of directors or an independent appraiser. As a result of this redemption provision, the warrants have been classified as a liability in the financial statements based on ASC 480. These warrants have an exercise price of $95.90 per share and a term of 10 years. The warrants are marked to market each reporting period. The fair value was $— and $381 at December 31, 2025 and December 31, 2024, respectively.
The Company issued 300 warrants to its underwriters as part of our initial public offering in fiscal 2023. In fiscal 2024, the Company issued an additional 3,336 warrants in February, and 40,030 warrants in July to its underwriters as part of our February, and July Offerings. The underwriter warrants have a term of 5 years.
In connection with the February 2024 Offering, the Company also issued warrants to designees to the February 2024 Placement Agent exercisable for an aggregate of 3,336 shares of Common Stock at an exercise price of $75.92 per share (125% of the $60.74 public offering price) and which expire on February 16, 2029. The warrants were evaluated in accordance with ASC 718 and recorded within stockholders' equity.
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

AZITRA, INC.
NOTES TO FINANCIAL STATEMENTS
The Class A Warrants are exercisable upon issuance and expire five years from the date of issuance. The Class A Warrants contain ownership limitations pursuant to which a holder does not have the right to exercise any portion of their warrants if it would result in the holder (together with its affiliates) beneficially owning more than 4.99% (or, at the election of the holder, 9.99%) of the Company’s outstanding Common Stock. The Class A Warrants are issued pursuant to a Warrant Agent Agreement dated July 25, 2024 (“Warrant Agent Agreement”) between the Company and VStock Transfer LLC, as warrant agent. In August 2024 150 warrants were exercised for proceeds of $704.
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
In connection with the July 2024 Offering, the Company also issued warrants to designees of the July 2024 Placement Agent exercisable for an aggregate of 40,030 shares of common stock. The warrants have substantially the same terms as the Class A Warrants, except that the July 2024 Placement Agent warrants have an exercise price equal to $12.49 per share (125% of the $9.99 public offering price), have an initial exercise date of January 23, 2025 and expire on July 23, 2029. The 2024 Placement Agent warrants were evaluated in accordance with ASC 718 and recorded within stockholders' equity.
In connection with the January 2025 Offering, as consideration for Maxim Group LLC serving as the placement agent of the January 2025 Offering, the Company also issued warrants to designees of the January 2025 Placement Agent exercisable for an aggregate of 29,175 shares of common stock, which represent 4.0% of the aggregate number of shares of common stock sold in the offering, at an exercise price per share equal to 125% of the public offering price of $2.50. The warrants are exercisable six months from the date of issuance and expire five years from the commencement of the sales in this offering. The warrants may be exercisable via cashless exercise in certain circumstances. The warrants were evaluated in accordance with ASC 718 and recorded within stockholders' equity.
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
In connection with shares issued to Alumni Capital under the terms of the ELOC, Alumni Capital will receive warrants to purchase such number of shares of the Company’s common stock equal to 10% of the number of shares purchased in the related purchase. The Exercise Price shall equal 130% of the price per share paid upon closing. The exercise of the warrant will be subject to stockholder approval and expire five years after issuance. The warrants may be exercised via cashless exercise if there is no effective registration statement, or current prospectus available for, the resale of the warrant shares. The Company has issued 895,579 warrants, of which 100,000 warrants were issued subsequent to December 31, 2025.
In connection with the PIPE Offering, the Company issued Pre-Funded Warrants to purchase up to 4,151,741 shares of common stock at an exercise price of $0.0001, and Common Warrants to purchase up to an aggregate of 4,687,500 shares of common stock at an exercise price of $0.32 per Common Warrant. The Pre-Funded Warrants are immediately exercisable and do not expire until exercised in full. The Common Warrants are exercisable upon shareholder approval and will expire on the five-year anniversary of shareholder approval. As of February 26, 2026, all Pre-Funded Warrants have been exercised by Alumni Capital.
In connection with the PIPE Offering, as consideration for Maxim Group LLC serving as the placement agent, the Company also issued warrants to designees of the PIPE Placement Agent exercisable for an aggregate of 187,500 shares of common stock, which represent 4.0% of the aggregate number of shares of common stock sold in the offering, at an exercise price per share equal to 125% of the public offering price of 0.32. The warrants are exercisable six months from the date of issuance and expire five years from the commencement of the sales in this offering. The warrants may be exercisable via cashless exercise in certain circumstances. The warrants were evaluated in accordance with ASC 718 and recorded within stockholders' equity.

The accompanying notes are an integral part of these financial statements.

AZITRA, INC.
NOTES TO FINANCIAL STATEMENTS
The following table summarizes information about warrants outstanding at December 31, 2025:

		Warrants Outstanding			Warrant Exercisable
Year Granted	Exercise Price	Number of Warrants at 12/31/2025	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Warrants at 12/31/2025	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price

2018	$95.90	238	2.5 years	$95.90	238	2.5 years	$95.90
2019	$1,054.94	1,072	0.4 years	$1,054.94	1,072	0.4 years	$1,054.94
2023	$1,248.75	300	2.7 years	$1,248.75	300	2.7 years	$1,248.75
2024	$75.92	3,336	3.4 years	$75.92	3,336	3.4 years	$75.92
2024	$4.69	2,001,349	3.8 years	$4.69	2,001,349	3.8 years	$4.69
2024	$12.49	40,030	3.8 years	$12.49	40,030	3.8 years	$12.49
2025	$2.50	29,175	4.3 years	$2.50	29,175	4.3 years	$2.50
2025	$3.60	337,232	4.9 years	$3.60	337,232	4.9 years	$3.60
2025	$2.33	11,216	4.6 years	$2.33	11,216	4.6 years	$2.33
2025	$2.17	11,261	4.6 years	$2.17	11,261	4.6 years	$2.17
2025	$2.12	11,261	4.7 years	$2.12	11,261	4.7 years	$2.12
2025	$2.32	11,261	4.7 years	$2.32	11,261	4.7 years	$2.32
2025	$1.86	13,513	4.8 years	$1.86	13,513	4.8 years	$1.86
2025	$1.78	13,513	4.8 years	$1.78	13,513	4.8 years	$1.78
2025	$1.75	13,513	4.8 years	$1.75	13,513	4.8 years	$1.75
2025	$1.70	13,513	4.8 years	$1.70	13,513	4.8 years	$1.70
2025	$1.32	15,015	4.8 years	$1.32	15,015	4.8 years	$1.32
2025	$1.27	13,513	4.9 years	$1.27	13,513	4.8 years	$1.27
2025	$1.41	34,000	4.9 years	$1.41	34,000	4.9 years	$1.41
2025	$0.94	34,000	4.9 years	$0.94	34,000	4.9 years	$0.94
2025	$1.17	120,000	4.9 years	$1.17	120,000	4.9 years	$1.17
2025	$0.87	10,000	5.0 years	$0.87	10,000	5.0 years	$0.87
2025	$0.81	10,000	5.0 years	$0.81	10,000	5.0 years	$0.81
2025	$0.84	10,000	4.8 years	$0.84	10,000	4.8 years	$0.84
2025	$0.81	10,000	4.8 years	$0.81	10,000	4.8 years	$0.81
2025	$0.78	190,000	4.8 years	$0.78	190,000	4.8 years	$0.78
2025	$0.59	50,000	4.8 years	$0.59	50,000	4.8 years	$0.59
2025	$0.60	100,000	4.8 years	$0.60	100,000	4.8 years	$0.60
2025	$0.58	100,000	4.8 years	$0.58	100,000	4.8 years	$0.58
2025	$0.01	4,151,741	4.9 years	$0.01	4,151,741	4.9 years	$0.01

The accompanying notes are an integral part of these financial statements.

AZITRA, INC.
NOTES TO FINANCIAL STATEMENTS

2025	$0.32	4,687,500	5.0 years	$0.32	—	0	$—
2025	$0.40	187,500	5.0 years	$0.40	—	0	$—
		12,235,052		$1.25	7,360,052		$1.87

8. Stock Options
In March 2023, the Company’s Board of Directors and stockholders approved the 2023 Stock Incentive Plan (“2023 Plan”). The 2023 Plan allows the Compensation Committee to grant up to 181,842 shares of Common Stock in the form of incentive and non-statutory stock options, restricted stock awards, restricted stock units, and other stock-based awards to employees, directors, and non-employees. As of December 31, 2025, options to purchase 134,200 shares of common stock had been granted and were outstanding under the 2023 Plan and 47,558 shares of common stock were available for grant under the plan. On October 3, 2024, the Company’s Board of Directors approved amendments to the 2023 Plan that, subject to stockholder approval, would (i) increase the number of shares of Common Stock that may be issued under the 2023 Plan by 171,832 shares and (ii) adopt an evergreen provision to the 2023 Plan providing for an automatic 5% annual increase in the shares of Common Stock available for issuance under the 2023 Plan over the next 10 years. Both amendments were approved by the Company’s stockholders at the Company’s annual stockholder meeting held on November 20, 2024. On January 1, 2026, the shares of Common Stock that may be issued under the 2023 Plan increased by 537,034 shares in accordance with the evergreen provision.
During 2016, the Company established the Azitra Inc. 2016 Stock Incentive Plan ("2016 Plan") which provides for the grant up to 7,460 shares of Common Stock in the form of stock options and restricted shares to the Company’s employees, officers, directors, advisors and consultants. As of December 31, 2025, options to purchase 6,539 shares of common stock had been granted and 1,436 shares of common stock were available for grant under the 2016 Plan.
At December 31, 2025, there was $49,504 of unamortized compensation expense that will be amortized over the remaining vesting period. The Company determined the options qualified as plain vanilla under the provisions of SAB 107 and the simplified method was used to estimate the expected option life.
To determine the estimated fair value of the options granted during 2025, the Company used the Black-Scholes option pricing model with the following assumptions: Underlying common stock value of $.30; Expected term of 6.5 to 10 years; Expected Volatility of 86.7%; to 89.1% Risk Free Interest Rate of 3.86% - 4.12%; and Dividend Yield of —%.

Stock-based compensation expense recognized for options was as follows:

	For the Years Ended December 31,
	2025	2024
Research and development	$1,351	$2,505
General and administrative	61,393	242,548
Total	$62,744	$245,053

The accompanying notes are an integral part of these financial statements.

AZITRA, INC.
NOTES TO FINANCIAL STATEMENTS
The following table summarizes information about options outstanding and exercisable at December 31, 2025:

	Options Outstanding			Options Exercisable
Exercise Price	Number of Options at December 31, 2025	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options at December 31, 2025	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.29	134,084	10.0 years	$0.29	33,440	10.0 years	$0.29
$95.38	1,030	0.0 years	$95.38	1,030	0.0 years	$95.38
$185.15	609	0.0 years	$185.15	609	0.0 years	$185.15
$340.20	3,999	3.8 years	$340.20	3,999	3.8 years	$340.20
$413.59	200	7.7 years	$413.59	118	7.7 years	$413.59
	139,922			39,196
Total stock option activity for the year ended December 31, 2025, is summarized as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2024	6,237	$277.06	3.7 years	—
Granted	134,084	—
Exercised	—	—
Forfeited	(399)	—
Outstanding at December 31, 2025	139,922	$12.10	9.7 years	—
Vested and Exercisable at December 31, 2025	39,196	41.58	8.9 years	—

The accompanying notes are an integral part of these financial statements.

AZITRA, INC.
NOTES TO FINANCIAL STATEMENTS
9. Fair Value Measurements
The following tables summarize the fair values and levels within the fair value hierarchy in which the fair value measurements fall for assets and liabilities measured on a recurring basis as of:
December 31, 2025

Description	Level 1	Level 2	Level 3	Total

Liabilities
Common stock warrants	$—	$—	$—	$—
Total	$—	$—	$—	$—
December 31, 2024

Description	Level 1	Level 2	Level 3	Total

Liabilities
Common stock warrants	$—	$—	$381	$381
Total	$—	$—	$381	$381
The following table presents the changes in Level 3 instruments measured on a recurring basis for the period ended December 31, 2025:

Balance at December 31, 2023	$35,453
Changes in fair value of warrants	(35,072)
Balance at December 31, 2024	$381
Changes in fair value of warrants	(381)
Balance at December 31, 2025	$—
At December 31, 2025 and December 31, 2024, the Company estimated the fair value of the warrants using the Black-Scholes option pricing model with the following assumptions:

	December 31, 2025	December 31, 2024
Underlying common stock value	$0.27	$0.43
Expected term (years)	2.29	3.29
Expected volatility	92%	172%
Risk free interest rate	3%	4%
Dividend yield	—%	—%

Fluctuations in the fair value of the Company’s common stock, and the expected volatility are the primary drivers for the change in the common stock warrant liability valuation during each year. As the fair value of the common stock, and expected volatility increases the value to the holder of the instrument generally increases.
10. Net Loss Per Share
The following potential common stock equivalents, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect. Warrants outstanding are exclusive of prefunded warrants as they are included in the company calculation of both basic and diluted earnings per share.

The accompanying notes are an integral part of these financial statements.

AZITRA, INC.
NOTES TO FINANCIAL STATEMENTS

	December 31,
	2025	2024
Options to purchase shares of common stock	139,922	6,247
Warrants outstanding	8,083,311	4,957
Total	8,223,233	11,204

The accompanying notes are an integral part of these financial statements.

AZITRA, INC.
NOTES TO FINANCIAL STATEMENTS
11. Income Taxes
The provision for income taxes for the years ending December 31, 2025 and December 31, 2024 consists of:

	December 31,
	2025	2024
Current
Federal	$—	$—
Foreign	8,319	9,031
State	—	—
Total current	8,319	9,031

Deferred
Federal	—	—
Foreign	—	—
State	—	—
Total deferred	—	—
Total provision for income taxes	$8,319	$9,031
The Company has adopted ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” on a prospective basis for the year ended December 31, 2025. A reconciliation of income tax computed using the U.S. federal statutory tax rate compared to that reflected in operations, as required by ASU 2023-09, for the years ending December 31, 2025 and December 31, 2024 consists of:

	2025		2024
	Amount	Percent	Amount	Percent
Income taxes using U.S. statutory rate	$(2,300,519)	21.00%	$(1,870,405)	21.00%
Warrant fair value adjustment	—	—%	(847,155)	9.51%
Loss on Issuance of Common Stock	—	—%	447,888	(5.03)%
State taxes, net of federal benefit	—	—%	(704,887)	7.91%
Research and development tax credit	(266,515)	2.43%	(385,677)	4.33%
Change in valuation allowance	2,532,821	(23.12)%	3,263,544	(36.64)%
Foreign Tax Effects	8,319	(0.06)%	—	—%
Nontaxable/Nondeductible Items	48,726	(0.44)%	—	—%
Other, net	(14,513)	0.13%	105,723	(1.19)%
	$8,319	(0.06)%	$9,031	(0.10)%

The accompanying notes are an integral part of these financial statements.

AZITRA, INC.
NOTES TO FINANCIAL STATEMENTS
Deferred income taxes are provided on temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and those for income tax reporting purposes. Deferred income tax assets / (liabilities) as of December 31, 2025 and 2024 are as follows:

	December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$14,152,937	$10,360,042
Tax credits	3,061,055	2,632,663
Depreciation and amortization	2,756,203	3,566,210
Accrued expenses	5,100	89,324
Other	25,115	18,218
Total deferred tax assets	$20,000,410	$16,666,457

Deferred tax liabilities:
Depreciation and amortization	—	—
Total deferred tax liabilities	—	—
Valuation allowance	(20,000,410)	(16,666,457)
Net deferred tax assets	$—	$—
The Company has federal net operating loss carryforwards of approximately $52,575,000 and $38,488,000 for the tax years ending December 31, 2025 and 2024, respectively, of which $1,285,000 will expire in tax years 2036 through 2037 and approximately $51,290,000 which does not expire. The Company has state net operating loss carryforwards of approximately $52,526,000 and $38,441,000 for the tax years ending December 31, 2025 and 2024, respectively, which will expire in tax years 2036 through 2045.
The Company has federal research tax credits of approximately $2,151,000 and $1,884,000 for the tax years ending December 31, 2025 and 2024, respectively, which expire in tax years 2039 through 2043. The Company has state research tax credits of approximately $706,000 and $582,000 for the tax years ending December 31, 2025 and 2024, respectively, of which $569,000 will expire in tax year 2036 through 2040 and the remainder can be carried forward indefinitely. The Company has Canadian research tax credits of approximately $352,000 and $288,000 for the tax years ending December 31, 2025 and 2024, respectively, which expire in tax years 2039 through 2045.
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
As a result of the Company adopting ASU 2023-09, the table below is presented to provide cash income taxes paid (net of refunds received) for the year ended December 31, 2025.

December 31, 2025
Federal Taxes	$—
State Taxes	—
Foreign Taxes:
Canada	9,182
$9,182

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
During the years ended December 31, 2025 and 2024, the Company did not capitalize any payments made under this license.
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
Future minimum payments under non-cancelable operating leases with initial or remaining terms in excess of one year during each of the next five years follow:

2026	$270,337
2027	138,198
2028	20,143
Total future undiscounted lease payments	428,678
Less interest	(16,712)
Present value of minimum lease payments	$411,966

Rent expense for all operating leases was $323,182 and $338,865 for the for the years ended December 31, 2025 and 2024, respectively. The weighted average lease term for all operating leases is 1.6 years. The weighted average discount rate for all operating leases is 4.84%.

The accompanying notes are an integral part of these financial statements.

AZITRA, INC.
NOTES TO FINANCIAL STATEMENTS

Finance Leases
During 2023, the Company entered into an agreement with Hewlett Packard to lease equipment. The lease requires monthly payments of $1,478, including tax. The lease is for a 3 year term with option of purchase or extension at term end. The remaining lease term is 0.6 years and the discount rate is 9.60%.

The following is a schedule showing the future minimum lease payments under finance leases by years and the present value of the minimum payments as of December 31, 2025.

2026	$10,354
2027	—
Total future undiscounted lease payments	10,354
Less interest	(243)
Present value of minimum lease payments	$10,111
Lease expense for the finance lease was $15,480 and $15,480 for the for the years ended December 31, 2025 and 2024, respectively. Interest expense for the finance lease was $1,676 and $3,129 for the for the years ended December 31, 2025 and 2024, respectively.

13. Retirement Plan
Effective January 1, 2019, the Company sponsors a 401(k) plan that covers substantially all employees. In order to be eligible to participate, an employee must complete two consecutive months of service and work a minimum of two hundred fifty hours or work 1,000 hours in their first year of service. Employees may make pre-tax deferrals upon meeting the Plan eligibility requirements. Effective January 1, 2020, the Plan was transitioned to a safe harbor plan in which highly compensated employees are not eligible for matching contributions and non-highly compensated employees earn 100% match on first 3% contributed and 50% on the next 2% contributed. Total employer matching contributions were $15,770 and $22,264 for the years ended December 31, 2025 and 2024, respectively.
14. Concentration of Credit Risk
Financial instruments that potentially subject the Company to credit risk consist principally of cash.
The cash balance identified in the balance sheet is held in an account with a financial institution and insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. At times, cash maintained on deposit may be in excess of FDIC limits.

15. Related Parties
There was no related party revenue for the years ended December 31, 2025 and 2024, respectively. There were no accounts receivable due from the related party at December 31, 2025 and December 31, 2024, respectively.
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
As of December 31, 2025, all of the Company's fixed assets were maintained in the United States and Canada on an original costs basis of $893,238 and $288,397, respectively.

The accompanying notes are an integral part of these financial statements.

17. Subsequent Events
The Company has evaluated events subsequent to the balance sheet date through February 27, 2026, the date these financial statements are issued.
As noted in Note 6, Alumni Capital has exercised all of its outstanding prefunded warrants.
On January 1, 2026, the shares of Common Stock that may be issued under the 2023 Plan increased by 537,034 shares in accordance with the evergreen provision.
Subsequent to December 31, 2025, the Company issued an additional 1,300,000 common shares under the terms of the ELOC for an estimated gross proceeds of $168,400, and 100,000 warrants on our common shares.

The accompanying notes are an integral part of these financial statements.

AZITRA, INC.
NOTES TO FINANCIAL STATEMENTS
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable
Item 9A. Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures.
Our management, with the participation of our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) as of December 31, 2025. In the course of that evaluation, we identified a material weakness as it relates to a lack of adequate segregation of accounting functions. We intend to increase staffing within our accounting infrastructure sufficient to facilitate proper segregation of accounting functions and to enable appropriate review of our internally prepared financial statements. Based upon the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2025.
(b)Changes in internal control over financial reporting.
There were no changes to our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act that occurred during the year ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
(c)Management’s report on internal controls over financial reporting.
Our management is responsible for establishing and maintaining adequate internal controls over financial reporting, as defined under Rule 13a-15(f) under the Exchange Act. Our management has assessed the effectiveness of our internal controls over financial reporting as of December 31, 2025 based on the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (“COSO”). Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025, and based on that evaluation, management concluded that our internal control over financial reporting were not effective as of December 31, 2025 due to a material weakness relating to a lack of segregation of accounting functions.

Item 9B. Other Information
During the Company’s fiscal quarter ended December 31, 2025, no director or officer, as defined in Rule 1a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408 of Regulation S-K

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Executive Officers and Directors

The following table sets forth the names, ages and positions of our current executive officers and directors. All directors hold office until the next annual meeting of stockholders or until their successors have been elected and qualified. All current directors were elected at our annual meeting of stockholders on June 23, 2025.

Name	Age	Position
Francisco D. Salva	56	President, Chief Executive Officer and Director
Norman Staskey	56	Chief Financial Officer
Travis Whitfill	36	Chief Operating Officer and Director
Barbara Ryan	66	Independent Director
John Schroer	60	Independent Director

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
Travis Whitfill is a co-founder of Azitra and has served on our Board since inception. Dr. Whitfill has served in various roles at Azitra, including chief scientific officer from January 2014 to September 2019 and director of advanced technology since September 2019, and as chief operating officer since June 2023. Dr. Whitfill served as a partner at Bios Equity Partners, LP, a biotechnology-focused venture capital firm, from October 2015 to June 2023 and a senior analyst at Bios Research from September 2014 to June 2023. He has also served as an associate research scientist and assistant professor adjunct at Yale University from July 2016 to March 2022 and since March 2022, respectively, with appointments in the Departments of Pediatrics and Emergency Medicine. Dr. Whitfill has served on the board of directors of IN8Bio, Inc. (Nasdaq: INAB) since March 2018, 410 Medical from September 2017 to July 2019 and SIRPant Immunotherapeutics from September 2021 to June 2023. Dr. Whitfill has led numerous grant-funded projects, holds several patents and has co-authored over 60 publications. Dr. Whitfill received a B.S. from Dallas Baptist University, an MPH from Yale University and an MPhil from University College London. We believe that Mr. Whitfill’s strong background in entrepreneurship and in the biotech and healthcare industries qualifies him to serve on our Board.
Barbara Ryan has served as a member of our Board since June 2023. Ms. Ryan founded Barbara Ryan Advisors, a capital markets and communications firm, in 2012 following a more than 30-year career on Wall Street as a sell-side research analyst covering the U.S. pharmaceutical industry. Ms. Ryan has deep experience in equity and debt financings, M&A, valuation, SEC reporting, financial analysis and corporate strategy across a broad range of life sciences companies. Ms. Ryan worked on several of the industry’s largest M&A transactions, including Shire’s defense versus a hostile takeover attempt by Abbvie, Shire’s takeover of Baxalta, Allergan’s defense against Valeant and Perrigo’s defense versus Mylan. Ms. Ryan served as an executive team member and on the disclosure committee for Radius Health from January 2014 to December 2017. Previously, Ms. Ryan was a managing director at Deutsche Bank/Alex Brown and head of the company’s pharmaceutical research team for 19 years and began her research career covering the pharmaceutical industry at Bear Stearns in 1982. Ms. Ryan currently serves as a director on the board of MiNK Therapeutics, Inc. (Nasdaq: INKT), where she chairs the audit committee, INVO Bioscience, Inc, (Nasdaq: INVO), Invidior, PLC (LON:INDV) and The Red Door Community (formerly Gilda’s Club NYC), a non-profit organization. Ms. Ryan is the founder of Fabulous Pharma Females, a non-profit whose mission is to advance women in the biopharma industry, is a member of the editorial advisory board of Pharmaceutical Executive Magazine, a faculty member of the GLG Institute and a member of the Prix Galien executive advisory board. We believe that Ms. Ryan is qualified to serve as a member of our Board because of her experience and knowledge of corporate finance, mergers and acquisitions, corporate governance, as well as other operational, financial and accounting matters gained as a past and present executive officer and/or director of other public and private companies.
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
Process for Stockholders to Send Communications to our Board of Directors
Because we have always maintained open channels of communication with our stockholders, we do not have a formal policy that provides a process for stockholders to send communications to our Board. However, if a stockholder would like to send a communication to our Board, please address the letter to the attention of our corporate secretary, Travis Whitfill, at 21 Business Park Drive, Suite 6, Branford, CT, 06405 and it will be distributed to each director.
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
Based solely upon a review of Forms 3, 4 and 5 and amendments thereto furnished to us during our most recent fiscal year, and any written representations provided to us, we believe that all of the officers, directors, and owners of more than 10% of the outstanding shares of our common stock complied with Section 16(a) of the Exchange Act for the year ended December 31, 2025.
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

Item 11. Executive Compensation
Summary Compensation Table
The following table sets forth the compensation awarded to or earned by our chief executive officer (and principal executive Officer) and our two other highest paid executive officers for the years ended December 31, 2025 and 2024. In reviewing the table, please note that Travis Whitfill was appointed to serve as our chief operating officer in June 2023.

	Year	Salary ($)	Bonus ($)(3)	Option Awards $ (1)	Nonequity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation on Earnings ($)	All Other Compensation (2)	Total
Francisco Salva,	2025	$450,000	$115,500	$13,641	$—	$—	$1,080	$580,221
Pres. and CEO	2024	$440,000	$—	$—	$—	$—	$1,080	$441,080
Norman Staskey,	2025	$—	$—	$3,844	$—	$—	$493,640	$493,640
CFO	2024	$—	$—	$—	$—	$—	$457,560	$457,560
Travis Whitfill,	2025	$396,000	$88,350	$—	$—	$—	$1,006	$485,356
COO	2024	$380,000	$—	$—	$—	$—	$4,460	$384,460

(1)    The dollar amounts in the Option Awards columns above reflect the values of options as of the grant date for the years ended December 31, 2025 and 2024, in accordance with ASC 718, Compensation-Stock Compensation (“ASC 718”) and, therefore, do not necessarily reflect actual benefits received by the individuals. Assumptions used in the calculation of these amounts are included in Note 9 to our audited financial statements.
(2)    All other compensation includes commuter benefits, vacation payouts, relocation reimbursements, 401K match contributions, and life insurance premiums, plus consulting fees paid for Mr. Staskey’s services as chief financial officer.
(3)    The bonus payouts for fiscal 2024 were based on meeting 75% of certain company-wide metrics (i.e. pre-clinical, clinical & regulatory, financial, and investor relations) with actual payouts adjusted based on whether the individual's goals were achieved, and a pre-determined weighted score based on job level, as approved by the Compensation Committee.
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

In connection with our execution of the executive employment agreement, we granted to Mr. Salva an option to purchase up to 2,330 shares of our common stock at an exercise price of $340.20 per share under the 2016 Plan. The options vest and become exercisable as follows: 80% of the options, or options to purchase 1,864 shares of our common stock, are subject to time-based vesting, with options to purchase 466 shares (25%) vesting on the first anniversary of the grant and options to purchase 1,398 shares (75%) vesting in equal monthly installments over the 36 months following the first anniversary; 20% of the options, or options to purchase 466 shares of our common stock, shall vest upon patient dosing in the first in-human clinical trial of ATR-12 or a substitute live biotherapeutic product, as determined by our Board in its reasonable discretion. The options expire on the ten-year anniversary of the date of grant.
On December 19, 2025, we granted Mr. Salva an option to purchase up to 59,309 shares of our common stock at an exercise price of $0.2968 under the 2023 Plan. The options are subject to time-based vesting, with options to purchase 14,827 shares (25%) vesting on the date of issuance and options to purchase the remaining balance vesting in equal monthly installments over the next 36 months of continuous service thereafter. The options expire on the ten-year anniversary of the date of grant.
Norman Staskey
Mr. Staskey serves as our chief financial officer pursuant to a Consulting Agreement dated October 12, 2020 between us and Danforth Advisors, LLC. Pursuant to the Consulting Agreement, Danforth Advisors provides to us certain strategic and financial advice and support services, including Mr. Staskey’s services as chief financial officer, at hourly rates between $135 and $575 per hour, depending on the level of service and the seniority of the service provider. The Consulting Agreement is subject to termination by either party on 30 days written notice and contains customary provisions relating to intellectual property assignment, confidentiality and indemnification.
On September 8, 2023, we granted to Mr. Staskey an option to purchase up to 50 shares of our common stock at an exercise price of $413.59 per share under the 2023 Plan. The options are subject to time-based vesting, with options to purchase 13 shares (25%) vesting on the first anniversary of the grant and options to purchase 37 shares (75%) vesting in equal monthly installments over the 36 months following the first anniversary; The options expire on the ten-year anniversary of the date of grant.
On December 19, 2025, we granted Mr. Staskey an option to purchase up to 15,015 shares of our common stock at an exercise price of $0.2968 under the 2023 Plan. The options are subject to time-based vesting, with options to purchase 3,753 shares (25%) vesting on the date of issuance and options to purchase the remaining balance vesting in equal monthly installments over the next 36 months of continuous service thereafter. The options expire on the ten-year anniversary of the date of grant.
Travis Whitfill
We have entered into an executive employment agreement dated July 5, 2023 with Dr. Whitfill, pursuant to which Dr. Whitfill serves as our chief operating officer. We have agreed to pay Dr. Whitfill an annual base salary of $350,000 under the agreement. Dr. Whitfill is also eligible to receive a bonus of up to 30% of his base salary based on performance parameters set by our Board. Dr. Whitfill’s executive employment agreement entitles him to participate in health insurance and other benefits, at our expense, made available to other executive officers. In the event of Dr. Whitfill’s termination by us for any reason other than cause or his incapacity, as such terms are defined in the executive employment agreement, Dr. Whitfill will be entitled to the continuation of his base salary for a period of six months and, if unpaid at the time of termination, his annual bonus for the year prior to the year in which the termination occurred. Dr. Whitfill’s executive employment agreement is an “at will” agreement subject to termination by either party at any time and for any reason, subject to certain notice requirements. The agreement contains customary provisions relating to intellectual property assignment, confidentiality and indemnification.
On September 8, 2023, we granted to Dr. Whitfill an option to purchase up to 50 shares of our common stock at an exercise price of $413.59 per share under the 2023 Plan. The options are subject to time-based vesting, with options to purchase 13 shares (25%) vesting on the first anniversary of the grant and options to purchase 37 shares (75%) vesting in equal monthly installments over the 36 months following the first anniversary; The options expire on the ten-year anniversary of the date of grant.
On December 19, 2025, we granted Dr. Whitfill an option to purchase up to 23,724 shares of our common stock at an exercise price of $0.2968 under the 2023 Plan. The options are subject to time-based vesting, with options to purchase 5,931 shares (25%) vesting on the date of issuance and options to purchase the remaining balance vesting in equal monthly installments over the next 36 months of continuous service thereafter. The options expire on the ten-year anniversary of the date of grant.
Potential Payments upon Termination
As noted above, the officer employment agreements entitle each officer to reasonable and customary health insurance and other benefits, at our expense, and a severance payment based on their then annual salary and related benefits in the event of our termination of their employment without cause or their resignation for good reason.
If a qualifying involuntary termination had occurred on December 31, 2025, our executive officers would have been eligible to receive the following amounts:

Name	Type of Payment	Termination of Employment ($)(1)		Change in Control ($)
Francisco Salva	Cash Severance	$565,000	(2)	$—
	Equity Acceleration	$10,230		$10,230
Norman Staskey	Cash Severance	$—		$—
	Equity Acceleration	$—		$—
Travis Whitfill	Cash Severance	$286,350	(3)	$286,350	(3)
	Equity Acceleration	$—		$—

(1)    Cash severance is available for qualified terminations that occur before or after a change in control.
(2)    Includes $450,000 salary and $115,500 bonus.
(3)    Includes $198,000 salary and $88,350 bonus.

Outstanding Equity Awards at December 31, 2025
Set forth below is information concerning the equity awards held by our named executive officers as of December 31, 2025.

	Option Awards
	Number of Securities Underlying Unexercised Options	Number of Securities Underlying Unexercised Options
Name	(#) Exercisable	(#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Francisco Salva	2,330	0	$340.20	06/29/31
	14,827	44,482(1)	$0.2968	12/19/35
Norman Staskey	28	22(2)	$413.59	09/08/33
	3,753	11,262(1)	$0.2968	12/19/35
Travis Whitfill	279	0	$95.38	01/01/26
	187	0	$340.20	12/16/30
	28	22(2)	$413.59	09/08/33
	5,931	17,793(1)	$0.2968	12/19/35
(1)    Options continue to vest ratably over the remaining thirty-six months of continuous service.
(2)    25% of the option awards vest on the first anniversary of the grant date with the remaining shares vesting ratably each month during the remaining thirty-six months of continuous service.

Policies and Practices Related to the Grant of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information
While we do not have a formal written policy in place with regard to the timing of awards of options in relation to the disclosure of material nonpublic information, our Board and the Compensation Committee do not seek to time equity grants to take advantage of information, either positive or negative, about our Company that has not been publicly disclosed. Similarly, it is our practice not to time the release of material nonpublic information based on equity award grant date or for the purpose of affecting the value of executive compensation. During the year ended December 31, 2025, we did not grant stock options four business days before or one business day following the release of material non-public information.
Non-Employee Director Compensation
Set forth below is a summary of the compensation we paid to our non-executive directors during the year ended December 31, 2025.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	Nonequity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Barbara Ryan	$38,500	$769	$—	$—	$—	$39,269
John Schroer	$39,500	$769	$—	$—	$—	$40,269
The dollar amounts in the Option Awards columns above reflect the values of options as of the grant date for the year ended December 31, 2025, in accordance with ASC 718, Compensation-Stock Compensation and, therefore, do not necessarily reflect actual benefits received by the individuals. Assumptions used in the calculation of these amounts are included in Note 9 to our audited consolidated financial statements included in our 2025 Form 10‑K.
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
All retainers are payable quarterly in arrears and shall be prorated for any portion of a year to which they apply for each outside director. We also reimburse our non-executive directors for their reasonable expenses incurred in connection with attending meetings of our Board and Board Committees. From time to time, we may engage our non‑executive directors to provide consulting services on our behalf, although we have not engaged any non‑executive directors in a consulting capacity as of the date of this filing.
In addition to cash retainers, in September 2023, we granted to each of Mrs. Ryan and Mr. Schroer an option to purchase up to 50 shares of our common stock at an exercise price of $413.59 per share under the 2023 Plan. The options are subject to time-based vesting, with options to purchase 13 shares (25%) vesting on the first anniversary of the grant and options to purchase 37 shares (75%) vesting in equal monthly installments over the 36 months following the first anniversary, subject to their continued service on our Board. The options expire on the 10-year anniversary of the date of grant.
On December 19, 2025, we granted Barbara Ryan an option to purchase up to 3,003 shares of our common stock at an exercise price of $0.2968 under the 2023 Plan. The options are subject to time-based vesting, with options to purchase 750 shares (25%) vesting on the date of issuance and options to purchase the remaining balance vesting in equal monthly installments over the next 36 months of continuous service thereafter. The options expire on the ten-year anniversary of the date of grant.

On December 19, 2025, we granted John Schroer an option to purchase up to 3,003 shares of our common stock at an exercise price of $0.2968 under the 2023 Plan. The options are subject to time-based vesting, with options to purchase 750 shares (25%) vesting on the date of issuance and options to purchase the remaining balance vesting in equal monthly installments over the next 36 months of continuous service thereafter. The options expire on the ten-year anniversary of the date of grant.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Securities Authorized for Issuance Under Equity Compensation Plans
We have adopted the Azitra, Inc. 2016 Stock Incentive Plan, or 2016 Plan, providing for the grant of non-qualified stock options and incentive stock options to purchase shares of our common stock and for the grant of restricted and unrestricted share grants and restricted stock units. We currently have reserved 7,460 shares of our common stock under the 2016 Plan. The purpose of the 2016 Plan is to provide eligible participants with an opportunity to acquire an ownership interest in our company. All officers, directors, employees and consultants to our company are eligible to participate under the 2016 Plan. The 2016 Plan provides that options may not be granted at an exercise price less than the fair market value of our shares of common stock on the date of grant. As of the date of this report, we have outstanding options granted under the 2016 Plan to purchase an aggregate of 3,999 shares of our common stock at an average exercise price of $340.20 per share.
In March 2023, our Board and stockholders approved and adopted the Azitra, Inc. 2023 Stock Incentive Plan, or 2023 Plan, providing for the grant of non-qualified stock options and incentive stock options to purchase shares of our common stock and for the grant of restricted and unrestricted share grants and restricted stock units. On October 3, 2024, the Company’s Board of Directors approved amendments to the 2023 Plan that, subject to stockholder approval, would (i) increase the number of shares of common stock that may be issued under the 2023 Plan by 171,832 shares and (ii) adopt an evergreen provision to the 2023 Plan providing for an automatic 5% annual increase in the shares of common stock available for issuance under the 2023 Plan over the next 10 years commencing on January 1, 2026. Both amendments were approved by the Company’s stockholders at the Company’s annual stockholder meeting held on November 20, 2024. On the January 1, 2026, an additional 537,034 shares of common stock became available under the 2023 Plan in accordance with the evergreen Provision. We currently have reserved 718,876 shares of our common stock under the 2023 Plan. The purpose of the 2023 Plan is to provide eligible participants with an opportunity to acquire an ownership interest in our company. All officers, directors, employees and consultants to our company are eligible to participate under the 2023 Plan. The 2023 Plan provides that options may not be granted at an exercise price less than the fair market value of our shares of common stock on the date of grant. As of the date of this report, we have outstanding options granted under the 2023 Plan to purchase an aggregate of 134,284 shares of our common stock at an average exercise price of $0.91 per share.

The following table sets forth certain information as of December 31, 2025 about our 2016 Plan and 2023 Plan under which our equity securities are authorized for issuance.

Plan Category	(a) Number of Securities to be issued Upon Exercise of Outstanding Options	(b) Weighted-Average Exercise Price of Outstanding Options	(c) Number of securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected In Column (a))
Equity compensation plans approved by security holders(1)	139,922	$41.58	48,994
Equity compensation plans not approved by security holders	—	$—	—
Total	139,922	$41.58	48,994
(1)     In November 2024, our stockholders approved amendments to the 2023Plan, that among other items, adopted an evergreen provision to the 2023 Plan providing for an automatic 5% annual increase in the shares of common stock available for issuance under the 2023 Plan over the next 10 years, commencing on January 1, 20
Security Ownership of Certain Beneficial Owners and Management
The following table sets forth certain information regarding the beneficial ownership of our shares of common stock as of the date of this report by:
●    each person who is known by us to be the beneficial owner of more than five percent (5%) of our issued and outstanding shares of common stock;
    ●    each of our executive officers and directors; and
    ●    all of the aforementioned directors and executive officers as a group.
The beneficial ownership of each person was calculated based on 15,892,438 shares of common stock issued as of February 27, 2026. The SEC has defined “beneficial ownership” to mean more than ownership in the usual sense. For example, a person has beneficial ownership of a share not only if he owns it, but also if he has the power (solely or shared) to vote, sell or otherwise dispose of the share. Beneficial ownership also includes the number of shares that a person has the right to acquire within 60 days of February 27, 2026, pursuant to the exercise of options or warrants or the conversion of notes, debentures or other indebtedness. Two or more persons might count as beneficial owners of the same share.

Unless otherwise indicated, the address for each reporting person is c/o Azitra, Inc., 21 Business Park Drive, Branford, Connecticut 06405.

Name of Director and Executive Officer	Number of Shares	Percentage Owned
Francisco D. Salva(1)	21,399	*
Norman Staskey(2)	4,667	*
Travis Whitfill(3)	9,091	*
Barbara Ryan (4)	908	*
John Schroer(5)	908	*
Directors and executive officers, as a group (5 persons)	36,973	*

Name and Address of Five Percent Stockholders	Number of Shares	Percentage Owned
Alumni Capital LP(6)	1,132,622	9.99%
*    Represents less than 1% of the number of shares of our common stock outstanding.
(1)    Includes 19,628 shares of our common stock issuable upon exercise of presently exercisable options.
(2)    Includes 4,409 shares of our common stock issuable upon exercise of presently exercisable options.
(3)    Includes 7,415 shares of our common stock issuable upon exercise of presently exercisable options.
(4)    Includes 908 shares of our common stock issuable upon exercise of presently exercisable options.
(5)    Includes 908 shares of our common stock issuable upon exercise of presently exercisable options.
(6)    Based on a Schedule 13G/A filed with the Securities and Exchange Commission on December 19, 2025, the shares represent 535,759 shares of common stock and the right to acquire 596,863 shares of common stock. Should Alumni Capital LP dispose of at least 356,895 shares it currently owns, it would have the right to acquire an additional 795,579 shares upon exercise of outstanding warrants (based on the 9.99% Ownership Limitation in the warrants). Alumni Capital LP is the fund and has the right to acquire securities of the Company, Alumni Capital GP LLC is the general partner of Alumni Capital LP, and Ashkan Mapar is the control person of the general partner. As such, Alumni Capital LP, Alumni Capital GP LLC and Ashkan Mapar may be deemed to beneficially own (as that term is defined in Rule 13d-3 under the Securities Exchange Act of 1934) the Company’s securities. To the extent the foregoing entities and Ashkan Mapar are deemed to beneficially own such securities, each disclaims beneficial ownership of these securities except to the extent of its pecuniary interest therein. The address of Alunni Capital LP, Alumni Capital GP LLC, and Ashkan Mapar is 601 Brickell Key Dr., Suite 700, Miami, FL 33131.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Related Party Transactions
Since January 1, 2025, we have not been a party to any transaction in which the amount involved in the transaction exceeded the lesser of $120,000 or one percent of the average of our total assets as of December 31, 2025 and 2024, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our voting securities or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than compensation arrangements, which include equity and other compensation, termination, change in control and other arrangements, which are described under “Executive Compensation.” We have adopted a policy that any transactions with directors, officers, beneficial owners of five percent or more of our common stock, any immediate family members of the foregoing or entities of which any of the foregoing are also officers or directors or in which they have a financial interest, will only be on terms consistent with industry standards and approved by a majority of the disinterested directors of our Board.

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
The Delaware General Corporation Law provides that corporations may include a provision in their certificate of incorporation relieving directors of monetary liability for breach of their fiduciary duty as directors, provided that such provision shall not eliminate or limit the liability of a director (i) for any breach of the director’s duty of loyalty to the corporation or its stockholders, (ii) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) for unlawful payment of a dividend or unlawful stock purchase or redemption, or (iv) for any transaction from which the director derived an improper personal benefit. Our Certificate of Incorporation provides that our directors and officers are not liable to us or our stockholders for monetary damages for breach of their fiduciary duty as directors or officers except to the extent such exemption from liability or limitation thereof is not permitted under the General Corporation law of the State of Delaware. In addition to the foregoing, our Bylaws provide that we shall indemnify directors, officers, employees or agents to the fullest extent permitted by law and we have agreed to provide such indemnification to each of our executive officers and directors by way of written indemnification agreements.
Insofar as indemnification for liabilities arising under the Securities Act of 1933, as amended, or the Securities Act, may be permitted to our directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.
Director Independence
Our Board may establish the authorized number of directors from time to time by resolution. Our Board currently consists of four (4) authorized members. Pursuant to NYSE American regulations, smaller reporting companies are only required to maintain a board of directors comprised of at least 50% independent directors. Our Board has undertaken a review of its composition, the composition of its committees and the independence of each director. Our Board has determined that, other than Mr. Salva and Dr. Whitfill, by virtue of their executive officer positions, none of our director has a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each is “independent” as that term is defined under the applicable rules and regulations of the SEC and the listing requirements and rules of the NYSE American. In making this determination, our Board considered the current and prior relationships that each nonemployee director nominee has with our Company and all other facts and circumstances our Board deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each nonemployee director nominee. Accordingly, at least 50% of our directors are independent, as required under applicable NYSE American rules, as of the date of this report.
Item 14. Principal Accountant Fees and Services
Fees Incurred for Services by Principal Accountant
The following table sets forth the aggregate fees billed to us for services rendered to us for the years ended December 31, 2025 and 2024 by our independent registered public accounting firm, Grassi & Co., CPAs, P.C. (in thousands).

	2025	2024
Audit Fees (A)	$264,000	$245,000
Audit - Related Fees	115,000	—
Tax Fees	$—	—
	$379,000	$245,000
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
The Audit Committee considered the compatibility of the provision of other services by its registered public accountant with the maintenance of their independence. The Audit Committee approved all audit services provided by Grassi & Co. in 2025 and 2024. Grassi & Co. did not perform any non-audit or tax services in 2025 or 2024.

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

Number	Exhibit Description	Method of Filing

3.1	Amended and Restated Certificate of Incorporation of the Registrant	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on June 21, 2023.
3.2	Second Amended and Restated Bylaws of the Registrant	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on June 21, 2023.

3.3	Certificate of Amendment dated June 27, 2024 to Amended and Restated Certificate of Incorporation	Incorporated herein by reference to the Company's Form S-3 filed on July 1, 2024.
3.4	Certificate of Amendment filed with the Delaware Secretary of State on July 3, 2025	Incorporated by reference to the Company's Current Report on Form 8-K filed on July 3, 2025.
3.5	Certificate of Amendment to Second Amended and Restated Bylaws of the Registrant	Incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on August 20, 2025.
4.1	Specimen Certificate representing shares of Common Stock	Incorporated herein by reference to the Company’s Form S-1 filed on June 13, 2023.
4.2	Form of Warrant issued to Private Placement investors	Incorporated herein by reference to the Company’s Form S-1 filed on June 13, 2023.
4.3	Form of Representative’s Warrant dated June 20, 2023 issued to ThinkEquity LLC	Incorporated herein by reference to the Company’s Form S-1 filed on June 13, 2023.
4.4	Form of Representative’s Warrant dated February 16, 2024 issued to ThinkEquity LLC (attached to Underwriting Agreement between the Registrant and ThinkEquity, LLC dated February 13, 2024)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on February 14, 2024.
4.5	Form of Class A Warrant issued in July 2024 offering	Incorporated herein by reference to the Company's Current Report on Form 8-K filed on July 26, 2024
4.6	Form of Placement Agent Warrant issued to Maxim Partners, LLC	Incorporated herein by reference to the Company's Current Report on Form 8-K filed on July 26, 2024
4.7	Warrant Agent Agreement dated July 25, 2024 between the Registrant and VStock Transfer LLC	Incorporated herein by reference to the Company's Current Report on Form 8-K filed on July 26, 2024
4.8	Form of Placement Agent Warrant issued to Maxim Partners, LLC	Incorporated herein by reference to the Company's Current Report on Form 8-K filed on January 16, 2025
4.9	Form of Letter Agreement Between the Registrant and investors in February 2025 Securities Offering	Incorporated herein by reference to the Company's Current Report on Form 8-K filed on February 6, 2025
4.10	Form of Warrant issued to Investors in February 2025 Securities Offering	Incorporated herein by reference to the Company's Current Report on Form 8-K filed on February 6, 2025
4.11	Description of Capital Stock	Incorporated herein by reference to the Company's Annual Report on Form 10-K filed on March 15, 2024
4.12	Form Warrant issued to Alumni Capital L.P. pursuant to the ELOC Purchase Agreement	Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 24, 2025
4.13	Form of Pre-Funded Warrant	Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 25, 2025
4.14	Form of Common Stock Purchase Warrant	Company’s Current Report on Form 8-K filed on November 25, 2025
4.15	Form of Placement Agent Warrant	Company’s Current Report on Form 8-K filed on November 25, 2025
4.16+	Amendment No. 1 to Azitra, Inc. 2023 Stock Incentive Plan	Incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 filed on December 1, 2025
+10.1	Azitra Inc. 2016 Stock Incentive Plan	Incorporated herein by reference to the Company’s Form S-1 filed on June 13, 2023.
+10.2	Azitra Inc. 2023 Stock Incentive Plan	Incorporated herein by reference to the Company’s Form S-1 filed on June 13, 2023.

+10.3	Executive Employment Agreement dated April 22, 2021 between the Registrant and Francisco D. Salva	Incorporated herein by reference to the Company’s Form S-1 filed on June 13, 2023.
+10.4	Executive Employment Agreement dated July 5, 2023 between the Registrant and Travis Whitfill	Incorporated herein by reference to the Company’s Form S-1 filed on January 19, 2024.
+10.5	Form of Indemnity Agreement between the Registrant and each of its directors and executive officers	Incorporated herein by reference to the Company’s Form S-1 filed on June 13, 2023.
10.6	Second Amended and Restated Investors’ Rights Agreement dated September 10, 2020 between the Registrant and each of the investors named therein	Incorporated herein by reference to the Company’s Form S-1 filed on June 13, 2023.
10.7	Form of Securities Purchase Agreement between the Company and Maxim Group LLC	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 26, 2024
10.8	Placement Agency Agreement	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 16, 2025
10.9	Form of Securities Purchase Agreement	Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 16, 2025
10.10	Placement Agency Agreement	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 6, 2025
10.11	Form of Amended and Restated Securities Purchase Agreement	Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 6, 2025
10.12	Form of Securities Purchase Agreement	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 24, 2025
10.13	Modification Agreement, dated August 26, 2025 by and between Azitra, Inc. and Alumni Capital LP	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 29, 2025
10.14	Form of Securities Purchase Agreement	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 25, 2025
10.15	Placement Agency Agreement, dated November 24, 2025, by and among the Company and Maxim Group LLC.	Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 25, 2025
10.16	Form of Registration Rights Agreement	Incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 25, 2025
19.1	Azitra, Inc. Insider Trading Policy	Incorporated herein by reference to the Company’s Annual Report on Form 10-K filed on February 24, 2025
21.1	List of Subsidiaries of the Registrant	Incorporated herein by reference to the Company’s Form S-1 filed on March 20, 2023.
23.2	Consent of Grassi & Co., CPAs, P.C., Independent Registered Public Accounting Firm	Filed electronically herewith.
31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002	Filed electronically herewith.
31.2	Certification under Section 302 of the Sarbanes-Oxley Act of 2002	Filed electronically herewith.

32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	Filed electronically herewith.
97.1	Azitra, Inc. Executive Officer Clawback Policy	Incorporated herein by reference to the Company's Annual Report on Form 10-K filed on March 15, 2024.
101.INS	Inline XBRL Instance Document	Filed electronically herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed electronically herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed electronically herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed electronically herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed electronically herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed electronically herewith
104.0	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101)	Filed electronically herewith
+    Indicates management compensatory plan, contract or arrangement.
§ In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibit 32.1 and 32.2 hereto is deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates them by reference.

Item 16. Form 10-K Summary
Not provided

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AZITRA, INC.

Date: February 27, 2026	By:	/s/ Francisco D. Salva
Francisco D. Salva,
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 27, 2026	By:	/s/ Norman Staskey
Norman Staskey
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capabilities and on the dates indicated.

Signature	Title	Date

/s/ Francisco D. Salva	President, Chief Executive Officer and Director	February 27, 2026
Francisco D. Salva,	(Principal Executive Officer)

/s/ Norman Staskey	Chief Financial Officer, and Treasurer	February 27, 2026
Norman Staskey	(Principal Financial and Accounting Officer)

/s/ Travis Whitfill	Chief Operating Officer, Secretary, and Director	February 27, 2026
Travis Whitfill

/s/ Barbara Ryan	Director	February 27, 2026
Barbara Ryan

/s/ John Schroer	Director	February 27, 2026
John Schroer