Form 10-Q
period 2026-03-31
Azitra, Inc.
filed 2026-05-13
CIK 1701478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant's common stock outstanding as of May 12, 2026 was 16,192,438.

Part 1 FINANCIAL INFORMATION
ITEM 1. Financial Statements.
AZITRA, INC.
CONDENSED BALANCE SHEETS

	March 31, 2026	December 31, 2025
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$10,051,003	$2,068,083
Accounts receivable	5,108	912
Tax credits receivable	149,384	140,383
Prepaid expenses	554,646	809,949
Total current assets	10,760,141	3,019,327

Property and equipment, net	530,438	548,591
Financing lease right-of-use asset, net	5,171	9,041
Operating lease right-of-use asset, net	329,353	404,444
Intangible assets, net	334,522	316,673
Deferred patent costs	119,951	679,908
Other assets	47,228	47,402
Total assets	$12,126,804	$5,025,386

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	932,217	399,356
Income tax payable	—	6,256
Current financing lease liability	5,850	10,111
Current operating lease liability	240,740	255,776
Insurance premium financing liability	100,463	198,983
Accrued expenses	270,511	197,484
Total current liabilities	1,549,781	1,067,966

Long-term operating lease liability	96,740	156,190

Total liabilities	1,646,521	1,224,156

Commitments and contingencies (Note 10)

Stockholders' equity
Preferred stock; $0.0001 par value; 10,000,000 shares authorized at March 31, 2026 and December 31, 2025; 10,485 and 0 shares issued and outstanding at March 31, 2026 and December 31, 2025; respectively.	—	—
Common stock; $0.0001 par value, 200,000,000 shares authorized at March 31, 2026 and December 31, 2025, 16,192,438 and 10,740,697 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively.	1,619	1,074
Additional paid-in capital	82,927,100	72,321,352
Accumulated deficit	(72,448,436)	(68,521,196)
Total stockholders' equity	10,480,283	3,801,230
Total liabilities and stockholders' equity	$12,126,804	$5,025,386

The accompanying notes are an integral part of these financial statements.

AZITRA, INC.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2026	2025
Operating expenses:
General and administrative	$2,373,359	$1,850,138
Research and development	1,560,565	1,250,100
Total operating expenses	3,933,924	3,100,238

Loss from operations	(3,933,924)	(3,100,238)

Other income (expense):
Interest income	14,719	37,164
Interest expense	(3,411)	(1,293)
Change in fair value of warrants	—	143
Other expense	(4,624)	(4,121)
Total other income	6,684	31,893

Loss before income taxes	(3,927,240)	(3,068,345)

Income tax expense	—	—

Net loss attributable to common shareholders	$(3,927,240)	$(3,068,345)

Net loss per share, basic and diluted	$(0.25)	$(1.55)

Weighted average common stock outstanding, basic and diluted	15,517,992	1,977,670

The accompanying notes are an integral part of these unaudited condensed financial statements.

AZITRA, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-in-Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance - December 31, 2024	—	$—	1,145,038	$114	$63,264,009	$(57,565,825)	$5,698,298
Follow-on public offering, net of issuance costs of $269,948	—	—	729,381	73	1,186,900	—	1,186,973
Follow-on public offering, net of issuance costs of $133,076	—	—	374,696	37	561,676	—	561,713
Stock-based compensation	—	—	—	—	30,402	—	30,402
Net loss	—	—	—	—	—	(3,068,345)	(3,068,345)
Balance, March 31, 2025	—	$—	2,249,115	$224	$65,042,987	$(60,634,170)	$4,409,041

	Preferred Stock		Common Stock		Additional Paid-in-Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance - December 31, 2025	—	—	10,740,697	$1,074	$72,321,351	$(68,521,195)	$3,801,230
Private Placement, net of issuance costs of $100,806	10,485	—	—	—	10,384,194	—	10,384,194
Draws on equity line of credit, net of issuance costs of $—	—	—	1,300,000	130	215,820	—	215,950
Exercise of Prefunded Warrants	—	—	4,151,741	415	(415)	—	—
Stock-based compensation	—	—	—	—	6,149	—	6,149
Net loss	—	—	—	—	—	(3,927,240)	(3,927,240)
Balance - March 31, 2026	10,485	$—	16,192,438	$1,619	$82,927,099	$(72,448,435)	$10,480,283

Amounts in the Condensed Statements of Changes in Stockholders' may not foot or tie to preceding financial statements due to rounding

The accompanying notes are an integral part of these unaudited condensed financial statements.

AZITRA, INC.
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(3,927,240)	$(3,068,345)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	37,692	34,055
Loss on lease modification	2,163	—
Amortization of right-of-use assets	78,961	83,360
Stock based compensation	6,149	30,402
Change in fair value of warrant liability	—	(143)
Gain on disposal of property and equipment	—	(1,175)
Impairment of intangible assets and deferred patent costs	623,532	—

Changes in operating assets and liabilities:
Accounts receivable	(4,196)	233
Prepaid expenses	255,303	5,771
Other assets	174	—
Tax credits receivable	(9,001)	(1,383)
Income tax payable	(6,256)	(11,572)
Accounts payable and accrued expenses	542,064	(65,039)
Operating lease liability	(76,649)	(77,926)
Net cash used in operating activities	(2,477,304)	(3,071,762)

Cash flows from investing activities:
Purchases of property and equipment	(14,928)	—
Proceeds from sale of property and equipment	—	3,153
Deferred patent costs	(22,211)	(24,839)
Net cash used in investing activities	(37,139)	(21,686)

Cash flows from financing activities
Principal payments on finance leases	(4,261)	(3,872)
Proceeds from public offerings, net	—	1,749,311
Proceeds from private placement, net	10,384,194	—
Proceeds from equity line of credit	215,950	—
Repayment of insurance premium financing liability	(98,520)	—
Net cash provided by financing activities	10,497,363	1,745,439

Net change in cash and cash equivalents	7,982,920	(1,348,009)

Cash and cash equivalents at beginning of period	2,068,083	4,554,719
Cash and cash equivalents at end of period	$10,051,003	$3,206,710

The accompanying notes are an integral part of these unaudited condensed financial statements.

AZITRA, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1. Organization and Nature of Operations
Azitra, Inc. (the "Company," "Azitra," "We," "us," and "our".) was founded on January 2, 2014. We are a synthetic biology company focused on screening and genetically engineering microbes of the skin. The mission is to discover and develop novel therapeutics to create a new paradigm for treating skin disease. The Company’s discovery platform is screened for naturally occurring bacterial cells with beneficial effects. These microbes are then genomically sequenced and engineered to make cellular therapies, recombinant therapeutic proteins, peptides and small molecules for precision treatment of dermatology diseases. The Company also leverages these technologies to develop cosmetic ingredients for consumer-oriented products. On May 17, 2023, the Company changed its name to from “Azitra Inc” to “Azitra, Inc.”
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
In February 2024, the Company completed a follow-on public offering (the "February 2024 Offering") in which it issued and sold 83,404 shares of its common stock at a price to the public of $59.94 per share. The net proceeds received by the Company from the follow-on public offering were $4.3 million, after deducting underwriting discounts, commissions and other offering expenses. For further information regarding the February 2024 Offering and related warrant issuance, refer to Notes 6 and 7 respectively.
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
In July 2024, the Company completed a follow-on public offering (the "July 2024 Offering") in which it issued and sold 1,000,750 shares of its common stock at a price of $9.99 per share and Class A Warrants exercisable for an aggregate 2,001,502 shares of common stock. The net proceeds received by the Company from the follow-on public offering were $9.1 million, after deducting placement agent's fees and other offering expenses. For further information regarding the July 2024 Offering and related warrant issuance, refer to Notes 6 and 7 respectively.
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

AZITRA, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
On April 24, 2025, the Company entered into an Equity Line of Credit ("ELOC"), as amended, with Alumni Capital LP ("Alumni Capital"), whereby the Company has the right, but not the obligation, to sell to Alumni Capital, and Alumni Capital is obligated to purchase, up to an aggregate of $20 million of shares of the Company's common stock in a series of purchases. Upon each purchase, Alumni Capital will receive warrants to purchase shares of the Company's common stock equal to 10% of the number of shares purchased in the related purchase.
Under the terms of the ELOC, the Company has issued an aggregate of 9,255,823 shares of common stock and issued 925,579 warrants. The aggregate gross proceeds received by the Company under the ELOC are $6.2 million. As of May 12, 2026, approximately $13.8 million is available under the ELOC for future share issuances. For further information regarding the ELOC, refer to Notes 6 and 7 respectively.
In July 2025, the Company amended and restated its Certificate of Incorporation (the "Amended and Restated Certificate of Incorporation") increasing the number of authorized shares of common stock from 100,000,000 to 200,000,000.
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
During the three months ended March 31, 2026, all Pre-Funded Warrants have been exercised by Alumni Capital.
On March 18, 2026, the Company entered into a securities purchase agreement (the "Series A Purchase Agreement") in which it issued and sold 10,485 shares of its Series A Preferred Stock (the "Series A Offering") at a price of $1,000 per share, which are convertible into 85,223,129 shares of common stock, Series B Warrants exercisable for an aggregate 85,223,126 shares of common stock, and Series C Warrants exercisable for an aggregate 85,223,126 shares of common stock. The net proceeds received by the Company from the Series A Offering were $10.4 million, after deducting offering expenses. For further information related to the Series A Offering and related warrant issuances, refer to Notes 6 and 7 respectively.
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
Going Concern Matters
The unaudited condensed financial statements have been prepared on the going concern basis, which assumes that the Company will continue in operation for the foreseeable future, and which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, management has identified the following conditions and events that created an uncertainty about the ability of the Company to continue as a going concern. As of and for the three months ended March 31, 2026, the Company has an accumulated deficit of approximately $72.4 million, a loss from operations of approximately $3.9 million, used approximately $2.5 million to fund operations and had approximately $9.2 million of working capital.
The Company will require a significant amount of additional funds to complete the development of its product and to fund additional losses which the Company expects to incur over the next few years. The Company is still in its pre-commercialization phase and therefore does not yet have product revenue. Management plans to continue to raise funds through equity and/or debt financing to fund operating and working capital needs; however, there can be no assurance that the Company will be successful in securing additional financing, if needed, to meet its operating needs.
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
Unaudited Interim Financial Information
The unaudited interim financial statements and related notes have been prepared in accordance with U.S. GAAP for interim financial information, within the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and disclosures normally included in the annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The unaudited interim financial statements have been prepared on a basis consistent with the audited financial statements and in the opinion of management, reflect all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the results for the interim periods presented and of the financial condition as of the date of the interim balance sheet. The financial data and the other information disclosed in these notes to the interim financial statements related to the three months are unaudited. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These unaudited interim financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2025, and notes thereto that are included in the Company’s Annual Report on Form 10-K as filed with the SEC on February 27, 2026.

Use of Estimates
The preparation of the financial statement in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheet. While management believes the estimates and assumptions used in the preparation of the financial statements are appropriate, actual results could differ from those estimates. The most significant estimates in the Company's financial statements relate to accruals for research and development expenses, valuation of warrants and valuation of equity awards, and the recoverability of our deferred patent costs. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgements about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources.

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
Segment Information
The Company operates and manages its business as one operating segment, which is to discover and develop novel therapeutics to create a new paradigm for treating skin diseases and leverage our existing technologies to develop cosmetic ingredients for consumer-oriented products. The Chief Executive Officer, who is the Chief Operating Decision Maker ("CODM"), reviews financial information on an aggregate basis, along with cash balances for purposes of allocating resources and evaluating performance. For additional segment disclosures, see Note 13.
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
The Company has 3 operating leases for buildings and record an initial ROU assets and lease liabilities totaling $1,418,502. The basis, terms and conditions of the leases are determined by the individual agreements. The Company’s option to extend certain leases ranges from 36 – 52 months. All options to extend have been included in the calculation of the ROU asset and lease liability. The leases do not contain residual value guarantees, restrictions, or covenants that could incur additional financial obligations to the Company. There are no subleases, sale-leaseback, or related party transactions.

The accompanying notes are an integral part of these unaudited condensed financial statements.

AZITRA, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
At March 31, 2026, the Company had operating right-of-use assets with a net value of $329,353 and current and long-term operating lease liabilities of $240,740 and $96,740, respectively.
In 2023, the Company entered into a lease for the use of certain equipment that is classified as a finance lease. The finance lease has a term of 36 months. At March 31, 2026, the Company had financing right-of-use assets with a net value of $5,171 and current and long-term operating lease liabilities of $5,850 and $—, respectively.
Deferred Patent Costs
Deferred patent costs represent legal and filing expenses incurred related to the submission of patent applications for patents pending approval. These deferred costs will be reclassed to intangible assets and begin to be amortized over their estimated useful lives upon the formal approval of the patent. If the patent is not issued, the costs associated with the patent will be expensed in the year the patent was rejected. Deferred patent costs are reviewed for impairment at each reporting period. The costs associated with any impairment are expensed in the period the deferred patent costs are determined to be impaired. In connection with its review of the first quarter financial statements, the Company recorded impairment expenses of $623,532 during the three months ended March 31, 2026 and was related to our pending international patent applications, and were determined to be impaired due to a significant increase in the time of such patent approvals, decreases in the granting of such approvals, and the Company's strategic focus on the domestic patents. The Company did not record any impairment expenses during the three months ended March 31, 2025.
Research and Development
The Company accounts for research and development costs in accordance with Accounting Standards Codification (ASC) subtopic 730-10, Research and Development. Accordingly, research and development costs are expensed as incurred. Research and development costs consist of costs related to labor, materials and supplies, as well as fees paid to consultants, external research fees. Research and development costs incurred were $1,560,565 and $1,250,100 for the periods ended March 31, 2026 and 2025, respectively.
At March 31, 2026 and December 31, 2025, the Company had state tax credit receivables of $103,601 for pending refunds related to the selling of research and development tax credits back to the State of Connecticut. At March 31, 2026 and December 31, 2025, the Company had recorded $26,799 and $27,269, respectively, for pending refunds related to Canadian Scientific Research and Experimental Development (SRED) credits. At March 31, 2026 and December 31, 2025, the Company had recorded $18,984 and $9,513, respectively, related to refunds of Canadian Goods and Services Tax (GST) and Quebec Sales Tax (QST). Receipts of refunds are recorded in research and development on the statements of operations.
Recent and Adopted Accounting Pronouncements
In November 2024, the FASB issued ASU 2024-03, "Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40)." Additionally, in January 2025, the FASB issued ASU 2025-01 to clarify the effective date of ASU 2024-03. The standard provides guidance to expand disclosures related to the disaggregation of income statement expenses. The standard requires, in the notes to the financial statements, disclosure of specified information about certain costs and expenses which includes purchases of inventory, employee compensation, depreciation, and intangible asset amortization included in each relevant expense caption. This guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, on a retrospective or prospective basis, with early adoption permitted. We are currently evaluating this ASU to determine its impact on our disclosures.
In July 2025, the FASB issued ASU 2025-05, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets”, which introduces a practical expedient that allows entities to assume that current conditions at the balance sheet date remain unchanged for the remaining life of the asset when developing reasonable and supportable forecasts. This eliminates the need to incorporate macroeconomic forecasts for short term receivables. The ASU is effective for fiscal years beginning after December 15, 2025. The Company adopted ASU 2025-05 on January 1, 2026, on a prospective basis, which did not have a significant impact on the financial statements and related disclosures.

The accompanying notes are an integral part of these unaudited condensed financial statements.

AZITRA, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
3. Property and Equipment
Property and equipment consisted of the following at:

	March 31, 2026	December 31, 2025
Laboratory equipment	$1,097,001	$1,086,860
Computers and office equipment	30,825	30,825
Furniture and fixtures	24,951	20,164
Leasehold improvements	28,855	28,855
Building equipment	14,932	14,932
Total property and equipment	1,196,564	1,181,636
Less accumulated depreciation & amortization	(666,126)	(633,045)
Total property and equipment, net	$530,438	$548,591
Depreciation and amortization expense was $33,081 and $30,967 for the periods ended March 31, 2026 and 2025, respectively.
Fixed assets are reviewed for impairment each reporting period. For the periods ended March 31, 2026 and 2025 there was $— and $1,175 of gains on disposal of property and equipment recorded, respectively.

4. Intangible Assets
Intangible assets consisted of the following at:
March 31, 2026:

	Estimated Useful Life	Gross Amount	Accumulated Amortization	Impairment	Net Amount
Trademarks	Indefinite	$60,244	$—	$—	$60,244
Patents	17 years	319,547	45,269	—	274,278
Intangible assets		$379,791	$45,269	$—	$334,522
December 31, 2025:

	Estimated Useful Life	Gross Amount	Accumulated Amortization	Impairment	Net Amount
Trademarks	Indefinite	$60,244	$—	$—	$60,244
Patents	17 years	297,087	40,658	—	256,429
Intangible assets		$357,331	$40,658	$—	$316,673
During the three months ended March 31, 2026 and March 31, 2025, amortization expense related to intangible assets was $4,611 and $3,089, respectively.

The accompanying notes are an integral part of these unaudited condensed financial statements.

AZITRA, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
5. Accrued Expenses
Accrued expenses consisted of the following at:

	March 31, 2026	December 31, 2025
Employee payroll and bonuses	$70,073	$29,528
Vacation	67,906	37,880
Research and development projects	72,004	84,408
Professional fees	58,478	45,527
Other	2,050	141
Total accrued expenses	$270,511	$197,484

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
In consideration for Maxim Group LLC serving as the placement agent of the July 2024 Offering (the “July 2024 Placement Agent”), the Company paid the July 2024 Placement Agent a cash fee equal to 7.0% of the aggregate gross proceeds of the July 2024 Offering,

The accompanying notes are an integral part of these unaudited condensed financial statements.

AZITRA, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
reimbursed the July 2024 Placement Agent for certain expenses and legal fees for a total of $809,825, and issued Placement Agent Warrants.
The gross proceeds from the July 2024 Offering, before deducting the July 2024 Placement Agent’s fees and other offering expenses, were approximately $10.0 million.
On January 14, 2025, the Company completed the January 2025 Offering in which it issued and sold 729,381 shares of its common stock at a price of $2.00 per share. The net proceeds received by the Company from the January 2025 Offering were approximately $1.2 million, after deducting underwriting discounts, commissions and other offering expenses. The shares were offered by the Company pursuant to a shelf registration statement on Form S-3 filed with the SEC on July 1, 2024, and a final prospectus supplement dated January 15, 2025.
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
On April 24, 2025, the Company entered into an ELOC, as amended, with Alumni Capital, whereby the Company has the right, but not the obligation, to sell to Alumni Capital, and Alumni Capital is obligated to purchase, up to an aggregate of $20 million of shares of the Company’s common stock in a series of purchases. The term of the ELOC is through December 31, 2026, or the date on which Alumni Capital shall have purchased the shares pursuant to the ELOC for an aggregate purchase price of $20 million. During the term, the Company may at its election cause Alumni Capital to make a series of purchases of shares, each up to $750,000, or up to $4 million dollars upon consent of Alumni Capital. The closing of each purchase pursuant to the ELOC will be no later than five business days after the Company provides a notice to Alumni Capital. The purchase price of the shares that the Company elects to sell to Alumni Capital pursuant to the ELOC will be equal to the lowest daily volume weighted average price of the Common Stock during the period commencing on the date that the Company delivers a notice requiring the purchase of shares by Alumni Capital and ending on the earlier to occur of (i) five (5) business days immediately following such date and (ii) the date on which Alumni Capital notifies the Company that it is prepared to proceed with the relevant closing, multiplied by 90%.
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
Through March 31, 2026 the Company has issued an aggregate 9,255,823 shares of common stock and issued an aggregate 925,579 warrants. During the three months ended March 31, 2026, the Company issued 1,300,000 shares of common stock and 130,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

AZITRA, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
warrants under the ELOC resulting in net proceeds of approximately $215,000. As of the date of this filing, the aggregate gross proceeds received by the Company under the ELOC were approximately $6.2 million.
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
For the three months ended March 31, 2026, all Pre-Funded Warrants have been exercised by Alumni Capital.
In consideration for Maxim Group LLC serving as the placement agent for the PIPE Offering (the "PIPE Placement Agent"), the Company paid a cash fee equal to 7.0% of the aggregate gross proceeds raised in the PIPE Offering, reimbursed the PIPE Placement Agent for certain expenses and legal fees of $50,000, and issued Placement Agent Warrants.
On March 20, 2026, the Company completed the Series A Offering, for the sale of a unit, each unit consisting of one Series A Preferred Share ("Series A PS"), which is convertible into 8,128.1 shares of common stock, one Series B Warrant ("B Warrant") exercisable for 8,128.1 shares of common stock and one Series C Warrant ("C Warrant") exercisable for 8,128.1 shares of common stock (the "B Warrant and C Warant" collectively the "Series A Preferred Warrants") and (the "Series A PS, B Warrant and C Warrant", collectively, the Series A Unit") The Series A Preferred warrants are exercisable at $0.123 per share of Common Stock under the Series A Preferred Warrants. The offering price was $1,000 per Unit and a total of 10,485 Units were sold in the Series A Offering resulting in net proceeds of approximately $10.4 million after deducting offering costs of approximately $101,000.

The Series A PS is convertible into 85,223,126 shares of common stock and each of the B Warrants and C Warrants are exercisable for 85,223,126 shares of Common Stock. The Series B Warrants will be exercisable following the receipt of the requisite stockholder approval and will terminate 18 months following such approval. The Series C Warrants will become exercisable upon the requisite shareholder approval and the certificate of amendment filing as defined in the Series A Purchase Agreement and will terminate 30 calendar days after the date the Company publicly announces data from its cosmetic filaggrin study in humans.
Common Stock
At March 31, 2026 and December 31, 2025, per the Company’s amended and restated Certificate of Incorporation, the Company was authorized to issue 200,000,000 shares of $0.0001 par value common stock.
Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders.
Pending stockholder approval of the Certificate of Amendment to the Amended and Restated Certificate of Incorporation, increasing the authorized number of shares of common stock from 200,000,000 to 750,000,000 shares at the 2026 Annual Meeting of Stockholders, the Company will reserve 264,019,900 shares of common stock reserved for future issuance for the potential conversion of the Company's Series A Preferred, and the potential exercise of stock options and warrants outstanding at March 31, 2026.
Except as otherwise indicated, all share and share price amounts in this report gives effect to a forward stock split effected on May 17, 2023 at a ratio of 7.1-for-1, a reverse stock split effected on July 1, 2024 at a ratio of 1-for-30, and a reverse stock split effected on August 21, 2025 at a ratio of 1-for-6.66.
Preferred Stock
At March 31, 2026 and December 31, 2025, per the Company’s Amended and Restated Certificate of Incorporation, the Company has authorized 10,000,000 shares of $0.0001 par value preferred stock.
Upon the close of the Company’s IPO in June 2023, all of the then outstanding preferred stock converted to common stock, resulting in the issuance of shares of common stock in exchange for outstanding Series A (7,298 shares), Series A-1 (14,839 shares), and Series B Preferred Stock (16,439 shares), respectively. There was no gain or loss upon conversion.
The Company currently has 10,485 shares of Series A Preferred stock outstanding that automatically convert to 85,223,126 shares of common stock upon the requisite shareholder approval and increase in authorized shares of common stock from 200,000,000 to 750,000,000 shares.
The holders of our Series A Preferred Stock have the following rights and privileges:

The accompanying notes are an integral part of these unaudited condensed financial statements.

AZITRA, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Redemption Rights
Non-redeemable at any time.
Rank
The Series A Preferred Stock shall rank (i) senior to any class or series of capital stock of the Corporation hereafter created specifically ranking by its terms junior to any Series A Preferred Stock; (ii) on parity with the Common Stock and any other class or series of capital stock of the Corporation hereafter created specifically ranking by its terms on parity with the Series A Preferred Stock; and (iii) junior to any class or series of capital stock of the Corporation hereafter created specifically ranking by its terms senior to any Series A Preferred Stock .
Dividend Rights
If the Board of Directors shall declare a dividend or other distribution payable upon the then outstanding shares of Common Stock, whether in cash, in kind or in other securities or property (other than dividends payable in shares of Common Stock), the holders of the outstanding shares of Series A Preferred shall be entitled to the amount of dividends as would be payable in respect of the number of shares of Common Stock into which the shares of Series A Preferred held by each holder thereof could be converted, without regard to any restrictions on conversion (including the Beneficial Ownership Limitation).
Conversion Rights
The Series A Preferred are not convertible into common stock until the requisite shareholder approval at which time the Series A Preferred shall automatically convert into the Company's common stock subject to the holder's ownership limitations.

Voting Rights
Except as otherwise provided by the Delaware General Corporate Law ("DGCL"), other applicable law or as provided in this Certificate of Designations, the holders of Series A Preferred Stock shall not be entitled to vote (or render written consents) on any matter submitted for a vote of (or written consents in lieu of a vote as permitted by the DGCL, the Certificate of Incorporation and the Bylaws) holders of Common Stock.
Liquidation Rights
The Series A Preferred shall rank (i) senior to any class or series of capital stock of the Corporation hereafter created specifically ranking by its terms junior to any Series A Preferred (“Junior Securities”); (ii) on parity with the Common Stock and any other class or series of capital stock of the Corporation hereafter created specifically ranking by its terms on parity with the Series A Preferred (“Parity Securities”); and (iii) junior to any class or series of capital stock of the Corporation hereafter created specifically ranking by its terms senior to any Series A Preferred (“Senior Securities”), in each case, as to distributions of assets upon liquidation, dissolution or winding up of the Corporation, whether voluntarily or involuntarily (each, a “Dissolution”).
The Series A Preferred were evaluated pursuant to ASC 480 - Distinguishing Liabilities from Equity and determined to be equity instruments.

7. Warrants
The Company issued warrants to purchase 238 shares of common stock in 2018 in conjunction with convertible debt financing that have a redemption provision providing the holder the right to have the Company redeem all or any portion of the warrant (or shares it has converted into) at a purchase price equal to the fair market value of the shares as determined by the board of directors or an independent appraiser. As a result of this redemption provision, the warrants have been classified as a liability in the financial statements based on ASC 480. These warrants have an exercise price of $95.90 per share and a term of 10 years. The warrants are adjusted to their current fair value each reporting period. The fair value was $— and $— at March 31, 2026 and December 31, 2025, respectively.
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
The Company issued 2,001,502 Class A Warrants to investors who participated in the Company's July 2024 Offering. The Class A Warrants had an initial exercise price of $9.99 per share of Common Stock; however, on August 24, 2024 the exercise price was reset to $4.69. See Note 6. The number of shares of Common Stock issuable upon exercise of the Class A Warrants were not proportionately adjusted in connection with the reset of the exercise price.
The Class A Warrants are exercisable upon issuance and expire five years from the date of issuance. The Class A Warrants contain ownership limitations pursuant to which a holder does not have the right to exercise any portion of their warrants if it would result in the holder (together with its affiliates) beneficially owning more than 4.99% (or, at the election of the holder, 9.99%) of the Company’s outstanding Common Stock. The Class A Warrants are issued pursuant to a Warrant Agent Agreement dated July 25, 2024 (“Warrant Agent Agreement”) between the Company and VStock Transfer LLC, as warrant agent. In August 2024, 150 warrants were exercised for proceeds of $704.
In connection with the July 2024 Offering, the Company evaluated the Class A Warrants and determined they met the criteria for liability classification as they met the criteria in ASC 815 - Derivatives and Hedging due to the reset provision. The Class A Warrants had an initial fair value of $12.1 million. The gross proceeds of approximately $10.0 million from the July 2024 follow-on public offering was allocated to the Class A Warrants resulting in a loss on issuance of common stock of approximately $2.1 million recorded in Other income (expenses). Upon the reset of the Class A Warrant exercise price, the Class A Warrants no longer met the criteria for liability classification pursuant to ASC 815; at which time the Company recorded a gain in Other income (expenses) - Change in fair value of Class A warrants of $4.0 million, and reclassified $1.9 million to equity representing the difference between the change in the fair value, and the loss upon issuance of our common stock.
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
In connection with the January 2025 Offering, as consideration for Maxim Group LLC serving as the Placement Agent of the January 2025 Offering, the Company also issued warrants to designees of the Placement Agent exercisable for an aggregate of 29,175 shares of common stock, which represent 4.0% of the aggregate number of shares of common stock sold in the offering, at an exercise price per share equal to 125% of the public offering price of $2.50. The warrants are exercisable six months from the date of issuance and expire five years from the commencement of the sales in this offering. The warrants may be exercisable via cashless exercise in certain circumstances. The warrants were evaluated in accordance with ASC 718 and recorded within stockholders' equity.
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
In connection with shares issued to Alumni Capital under the terms of the ELOC, as amended, Alumni Capital will receive warrants to purchase such number of shares of the Company’s common stock equal to 10% of the number of shares purchased in the related purchase. The Exercise Price shall equal 130% of the price per share paid upon closing. The exercise of the warrant will be subject to stockholder approval and expire five years after issuance. The warrants may be exercised via cashless exercise if there is no effective registration statement, or current prospectus available for, the resale of the warrant shares. The Company has issued an aggregate 925,579 warrants as of March 31, 2026 and 130,000 warrants for the three months ended March 31, 2026.
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

AZITRA, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
in full. The Common Warrants are exercisable upon shareholder approval and will expire on the five-year anniversary of shareholder approval. For the three months ended March 31, 2026, all Pre-Funded Warrants have been exercised by Alumni Capital.
In connection with the PIPE Offering, as consideration for Maxim Group LLC serving as the PIPE Placement Agent, the Company also issued warrants to designees of the PIPE Placement Agent exercisable for an aggregate of 187,500 shares of common stock, which represent 4.0% of the aggregate number of shares of common stock sold in the offering, at an exercise price per share equal to 125% of the public offering price of $0.32. The warrants are exercisable six months from the date of issuance and expire five years from the commencement of the sales in this offering. The warrants may be exercisable via cashless exercise in certain circumstances. The warrants were evaluated in accordance with ASC 718 and recorded within stockholders' equity.
In connection with the Series A Preferred Offering, the Company issued Series B and Series C Warrants to purchase up to 85,223,126 and 85,223,126 shares of common stock with an exercise price of $0.123 respectively. The Series B Warrants will be exercisable following the receipt of the requisite stockholder approval and will terminate 18 months following such approval. The Series C Warrants will become exercisable upon the requisite shareholder approval and the certificate of amendment filing as defined in the Series A Purchase Agreement and will terminate 30 calendar days after the date the Company publicly announces data from its cosmetic filaggrin study in humans. The warrants were evaluated in accordance with ASC 718 and recorded within stockholders' equity.
The following table summarizes information about warrants outstanding at March 31, 2026:

		Warrants Outstanding			Warrants Exercisable
Year Granted	Exercise Price	Number of Warrants at 03/31/2026	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Warrants at 03/31/2026	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price

2018	$95.90	238	2.0 years	$95.90	238	2.0 years	$95.90
2023	$1,248.75	300	2.2 years	$1,248.75	300	2.2 years	$1,248.75
2024	$75.92	3,336	2.9 years	$75.92	3,336	2.9 years	$75.92
2024	$4.69	2,001,349	3.3 years	$4.69	2,001,349	3.3 years	$4.69
2024	$12.49	40,030	3.3 years	$12.49	40,030	3.3 years	$12.49
2025	$2.50	29,175	3.8 years	$2.50	29,175	3.8 years	$2.50
2025	$3.60	337,232	4.4 years	$3.60	337,232	4.4 years	$3.60
2025	$2.33	11,216	4.1 years	$2.33	11,216	4.1 years	$2.33
2025	$2.17	11,261	4.1 years	$2.17	11,261	4.1 years	$2.17
2025	$2.12	11,261	4.2 years	$2.12	11,261	4.2 years	$2.12
2025	$2.32	11,261	4.2 years	$2.32	11,261	4.2 years	$2.32
2025	$1.86	13,513	4.3 years	$1.86	13,513	4.3 years	$1.86
2025	$1.78	13,513	4.3 years	$1.78	13,513	4.3 years	$1.78
2025	$1.75	13,513	4.3 years	$1.75	13,513	4.3 years	$1.75
2025	$1.70	13,513	4.3 years	$1.70	13,513	4.3 years	$1.70
2025	$1.32	15,015	4.3 years	$1.32	15,015	4.3 years	$1.32
2025	$1.27	13,513	4.4 years	$1.27	13,513	4.3 years	$1.27
2025	$1.41	34,000	4.4 years	$1.41	34,000	4.4 years	$1.41
2025	$0.94	34,000	4.4 years	$0.94	34,000	4.4 years	$0.94

The accompanying notes are an integral part of these unaudited condensed financial statements.

AZITRA, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

2025	$1.17	120,000	4.4 years	$1.17	120,000	4.4 years	$1.17
2025	$0.87	10,000	4.5 years	$0.87	10,000	4.5 years	$0.87
2025	$0.81	10,000	4.5 years	$0.81	10,000	4.5 years	$0.81
2025	$0.84	10,000	4.5 years	$0.84	10,000	4.5 years	$0.84
2025	$0.81	10,000	4.6 years	$0.81	10,000	4.6 years	$0.81
2025	$0.78	190,000	4.6 years	$0.78	190,000	4.6 years	$0.78
2025	$0.59	50,000	4.6 years	$0.59	50,000	4.6 years	$0.59
2025	$0.60	100,000	4.6 years	$0.60	100,000	4.6 years	$0.60
2025	$0.58	100,000	4.6 years	$0.58	100,000	4.6 years	$0.58
2025	$0.32	4,687,500	5.2 years	$0.32	—	0	$—
2025	$0.40	187,500	4.7 years	$0.40	—	0	$—
2026	$0.25	50,000	4.9 years	$0.25	50,000	4.9 years	$—
2026	$0.19	50,000	4.9 years	$0.19	50,000	4.9 years	$—
2026	$0.21	30,000	4.9 years	$0.21	30,000	4.9 years	$—
2026	$0.12	170,446,252	5.0 years	$0.12	—	0	$—
		178,658,491		$0.20	3,337,239		$3.79

8. Stock Options
In March 2023, the Company’s Board of Directors and stockholders approved the 2023 Stock Incentive Plan (“2023 Plan”). The 2023 Plan allows the Compensation Committee to grant up to 181,842 shares of Common Stock in the form of incentive and non-statutory stock options, restricted stock awards, restricted stock units, and other stock-based awards to employees, directors, and non-employees. As of March 31, 2026, options to purchase 134,284 shares of common stock had been granted and were outstanding under the 2023 Plan and 584,592 shares of common stock were available for grant under the plan. On October 3, 2024, the Company’s Board of Directors approved amendments to the 2023 Plan to (i) increase the number of shares of Common Stock that may be issued under the 2023 Plan by 171,832 shares and (ii) adopt an evergreen provision to the 2023 Plan providing for an automatic 5% annual increase in the shares of Common Stock available for issuance under the 2023 Plan over the next 10 years. Both amendments were approved by the Company’s stockholders at the Company’s annual stockholder meeting held on November 20, 2024. On January 1, 2026, the shares of Common Stock that may be issued under the 2023 Plan increased by 537,034 shares in accordance with the evergreen provision.
During 2016, the Company established the Azitra Inc. 2016 Stock Incentive Plan ("2016 Plan") which provides for the grant up to 7,460 shares of Common Stock in the form of stock options and restricted shares to the Company’s employees, officers, directors, advisors and consultants. As of March 31, 2026, options to purchase 4,091 shares of common stock had been granted and 3,075 shares of common stock were available for grant under the 2016 Plan.
At March 31, 2026, there was $43,355 of unamortized compensation expense that will be amortized over the remaining vesting period. The Company determined the options qualified as plain vanilla under the provisions of SAB 107 and the simplified method was used to estimate the expected option life.
To determine the estimated fair value of the options granted during 2025, the Company used the Black-Scholes option pricing model with the following assumptions: Underlying common stock value of $0.30; Expected term of 6.5 to 10 years; Expected Volatility of 86.7%; to 89.1% Risk Free Interest Rate of 3.86% - 4.12%; and Dividend Yield of 0%.

The accompanying notes are an integral part of these unaudited condensed financial statements.

AZITRA, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Stock-based compensation expense recognized for options was as follows:

	For the Three Months Ended March 31,
	2026	2025
Research and development	$306	$570
General and administrative	5,843	29,831
Total	$6,149	$30,402
The following table summarizes information about options outstanding and exercisable at March 31, 2026:

	Options Outstanding			Options Exercisable
Exercise Price	Number of Options at March 31, 2026	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options Exercisable at March 31, 2026	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.29	134,084	9.7 years	$0.29	41,818	9.7 years	$0.29
$340.20	3,999	3.6 years	$340.20	3,999	3.6 years	$340.20
$413.59	200	7.5 years	$413.59	130	7.5 years	$413.59
	138,283			45,947
Total stock option activity for the three months ended March 31, 2026, is summarized as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2025	139,922	$12.10	3.7 years	—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(1,639)	—	—	—
Outstanding at March 31, 2026	138,283	$12.10	9.7 years	—
Vested and Exercisable at March 31, 2026	45,947	31.04	9.2 years	—

9. Net Loss Per Share
The following potential common stock equivalents, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect.

	March 31,
	2026	2025
Options to purchase shares of common stock	138,283	6,247
Warrants outstanding	178,658,491	2,412,747
Conversion of preferred stock to common stock	85,223,126	—
Total	264,019,900	2,418,994

The accompanying notes are an integral part of these unaudited condensed financial statements.

AZITRA, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

10. Commitments and Contingencies
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
During the periods ended March 31, 2026 and 2025, the Company did not capitalize any payments made under this license.
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
Future minimum payments under non-cancelable operating leases with initial or remaining terms in excess of one year during each of the next five years follow:

2026	$188,248
2027	132,937
2028	27,306
Thereafter	1,304
Total future undiscounted lease payments	349,795
Less interest	(12,315)
Present value of minimum lease payments	$337,480

Rent expense for all operating leases was $79,488 and $84,717 for the for the periods ended March 31, 2026 and 2025, respectively. The weighted average lease term for all operating leases is 1.4 years. The weighted average discount rate for all operating leases is 4.90%.

The accompanying notes are an integral part of these unaudited condensed financial statements.

AZITRA, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Finance Leases
During 2023, the Company entered into an agreement with Hewlett Packard to lease equipment. The lease requires monthly payments of $1,478, including tax. The lease is for a 3 year term with option of purchase or extension at term end. The remaining lease term is 0.3 years and the discount rate is 9.60%.

The following is a schedule showing the future minimum lease payments under finance leases by years and the present value of the minimum payments as of March 31, 2026.

2026	$5,920
Total future undiscounted lease payments	5,920
Less interest	(70)
Present value of minimum lease payments	$5,850
Lease expense for the finance lease was $3,870 for the periods ended March 31, 2026 and 2025. Interest expense for the finance lease was $173 and $562 for the periods ended March 31, 2026 and 2025, respectively.

11. Retirement Plan
Effective January 1, 2019, the Company sponsors a 401(k) plan that covers substantially all employees. In order to be eligible to participate, an employee must complete two consecutive months of service and work a minimum of two hundred fifty hours or work 1,000 hours in their first year of service. Employees may make pre-tax deferrals upon meeting the Plan eligibility requirements. Effective January 1, 2020, the 401(k) was transitioned to a safe harbor plan in which highly compensated employees are not eligible for matching contributions and non-highly compensated employees earn 100% match on first 3% contributed and 50% on the next 2% contributed. Total employer matching contributions were $3,724 and $4,581 for the periods ended March 31, 2026 and 2025, respectively.
12. Concentration of Credit Risk
Financial instruments that potentially subject the Company to credit risk consist principally of cash.
The cash balance identified in the balance sheet is held in an account with a financial institution and insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. At times, cash maintained on deposit may be in excess of FDIC limits.

13. Segment Information
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
As of March 31, 2026, all of the Company's fixed assets were maintained in the United States and Canada on an original costs basis of $908,166 and $288,397, respectively.

The accompanying notes are an integral part of these unaudited condensed financial statements.

14. Subsequent Events
The Company has evaluated events subsequent to the balance sheet date through May 13, 2026, the date these financial statements are issued.
On April 17, 2026 the compensation committee approved the payment of retention bonuses to employees in the amount of $329,000 and the grant of 514,684 options.

The accompanying notes are an integral part of these unaudited condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statement Regarding Forward-looking Statements
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and the related notes thereto contained elsewhere in this report. The information contained in this quarterly report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this report and in our other filings with the Securities and Exchange Commission, or SEC, including our Form 10-K for the year ended December 31, 2025, filed with the SEC on February 27, 2026.
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
Our future results, including results related to forward-looking statements, involve a number of risks and uncertainties, including those risks included in the “Risk Factors” section in our Form 10-K for the year ended December 31, 2025, filed with the SEC on February 27, 2026. No assurance can be given that the results reflected in any forward-looking statements will be achieved. Any forward-looking statement speaks only as of the date on which such statement is made. Our forward-looking statements are based upon assumptions that are sometimes based upon estimates, data, communications and other information from suppliers, government agencies and other sources that may be subject to revision. Except as required by law, we do not undertake any obligation to update or keep current either (i) any forward-looking statement to reflect events or circumstances arising after the date of such statement or (ii) the important factors that could cause our future results to differ materially from historical results or trends, results anticipated or planned by us, or which are reflected from time to time in any forward-looking statement.
General
We were formed in January 2014 as a biopharmaceutical company focused on developing innovative therapies for precision dermatology using engineered proteins and live biotherapeutic products. Azitra leverages its technologies to develop cosmetic ingredients for consumer-oriented products. We are an early-stage clinical biopharmaceutical company and have not commenced commercial operations.
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
On April 24, 2025, the Company entered into the ELOC with Alumni Capital LP (the "Purchaser" or "Alumni Capital"), whereby the Company has the right, but not the obligation, to sell to the Purchaser, and the Purchaser is obligated to purchase, up to an aggregate of $20 million (the "Investment Amount") of shares of the Company’s common stock in a series of purchases. The term of the Purchase Agreement is through December 31, 2026, or the date on which the Purchaser shall have purchased the shares pursuant to the Purchase Agreement for an aggregate purchase price of the Investment Amount. During the term, the Company may at its election cause the Purchaser to make a series of purchases of shares, each up to $750,000, or up to $4 million dollars upon consent of the Purchaser. The closing of each purchase pursuant to the Purchase Agreement will be no later than five business days after the Company provides notice for the purchase. The purchase price of the shares that the Company elects to sell to the Purchaser pursuant to the Purchase Agreement will be equal to the lowest daily volume weighted average price of the common stock during the period commencing on the date that the Company delivers a notice requiring the purchase of shares by the Purchaser and ending on the earlier to occur of (i) five (5) business days immediately following such date and (ii) the date on which the Purchaser notifies the Company that it is prepared to proceed with the relevant closing, multiplied by 90%. Upon each purchase, the Purchaser will receive warrants to purchase such number of shares of the Company’s common stock equal to 10% of the number of shares purchased in the related purchase (the “Warrants”). The Exercise Price shall equal 130% of the price per share paid upon closing. The exercise of the Warrant will be subject to stockholder approval and expire five years after issuance. The Warrants may be exercised via cashless exercise if there is no effective registration statement, or current prospectus available for, the resale of the Warrant shares. The Company could not issue to the Purchaser under the Purchase Agreement shares in an amount greater than 19.99% of the total number of shares of common stock issued and outstanding immediately prior to the execution of the Purchase Agreement (the “Exchange Cap”), unless the Company obtained stockholder approval to issue shares of common stock in excess of the Exchange Cap. On June 23, 2025, at the Company's annual meeting of stockholders, the stockholders approved the sale and issuance of more than 19.99% of our outstanding shares of our common stock, including shares of common stock underlying warrants, pursuant to the Purchase Agreement entered into with the Purchaser.
On August 26, 2025, the Company entered into a Modification Agreement (the “Modification Agreement”) with Alumni Capital to amend certain terms of the ELOC, dated April 24, 2025, between the Company and Alumni Capital (the “Purchase Agreement”). Pursuant to the Modification Agreement, the Company may at its election, cause Alumni Capital to make a series of purchases of ELOC Shares either at (i) the lowest daily volume weighted average price of the Common Stock during the period commencing on the date that the Company delivers written notice (the “Purchase Notice”) and ending on the earlier of (a) five (5) business days immediately following the date of a Purchase Notice, and (b) the date on which Alumni Capital notifies the Company that it is prepared to proceed with the closing of the purchase, multiplied by 90% (“Purchase Notice Option 1”) or (ii) the lowest traded price of Common Stock during the period commencing on the date the Company delivers a Purchase Notice and ending on the earlier of (x) the same business day a Purchase Notice is delivered, and (y) the date on which Alumni Capital notifies the Company that it is prepared to proceed with the closing of the purchase, multiplied by 97% (“Purchase Notice Option 2”). Each Purchase Notice delivered by the Company must specify whether Purchase Notice Option 1 or Purchase Notice Option 2 is selected and the number of ELOC Shares to be purchased. All other terms and conditions of the Purchase Agreement remain in full force and effect. Refer to Note 7 regarding the terms of the warrants issued in conjunction with the Shares.
On November 24, 2025, the Company entered into a securities purchase agreement (the “Series A Purchase Agreement”) with Alumni Capital pursuant to which the Company agreed to issue and sell to Alumni Capital in a private placement offering (the "November PIPE Offering") priced at a premium to market in accordance with NYSE rules (the “November Offering”) an aggregate of 535,759 shares of common stock of the Company, (ii) pre-funded warrants (the “November Pre-Funded Warrants”) to purchase up to an aggregate of 4,151,741 shares of Common Stock (the “November Pre-Funded Warrants Shares”) at an exercise price of $0.0001 per November Pre-Funded Warrant, and (iii) common stock purchase warrants (the “November Common Warrants” together with the November Pre-Funded Warrants, the “November Warrants”) to purchase up to an aggregate of 4,687,500 shares of Common Stock (the “November Common Warrant Shares” together with the November Pre-Funded Warrant Shares, the “November Warrant Shares”) at an exercise price of $0.32 per November Common Warrant. The offering price was $0.32 per share of Common Stock or November Pre-Funded Warrant and accompanying November Common Warrant (the “November Offering Price”). The November Pre-Funded Warrants are immediately exercisable and do not expire until exercised in full. The November Common Warrants are exercisable upon shareholder approval and will expire on the five-year anniversary of shareholder approval.
On March 18, 2026, Azitra, Inc. the Company entered into a Securities Purchase Agreement (the “March Purchase Agreement”) with the March Purchasers, pursuant to which the Company sold an aggregate of (i) 10,485 shares of its Series A convertible non-redeemable preferred stock, par value $0.0001 per share, (ii) Series B warrants to purchase up to 85,233,126 shares of the Company’s common stock, par value $0.0001 per share (or, in certain circumstances, pre-funded warrants to purchase shares of Common Stock), (iii) Series C warrants to purchase up to 85,233,126 shares of Common Stock (or, in certain circumstances, Pre-Funded Warrants) to the Purchasers in a private placement (the “March PIPE Financing”). Each share of Series A Preferred Stock is being sold together with a Series B Warrant to purchase 8,128.1 shares of Common Stock and a Series C Warrant to purchase 8,128.1 shares of Common Stock. The securities were sold at a purchase price of $1,000.00 per Security to the March Purchasers, which included the Company’s

Chief Executive Officer, a consultant of the Company, and a holder of more than 5% of the Company’s outstanding Common Stock as of the date of the Purchase Agreement. The Warrants will each have an exercise price of $0.123 per share.
As of May 13, 2026, the Company has sold 9,255,823 shares and issued 925,579 warrants to Alumni Capital LP under the ELOC with an estimated gross proceeds of approximately $6.2 million. During the three months ended March 31, 2026, the Company issued 1,300,000 shares of our common stock and 130,000 warrants under the ELOC resulting in net proceeds of approximately $215,000.
As of May 13, 2026, we had 16,192,438 shares of our common stock issued and outstanding. Except as otherwise indicated, all share and share price this report gives effect to a reverse stock split effected on July 1, 2024 at a ratio of 30-for-1 and August 21, 2025 at a ratio of 6.66-for-1. As of the date of this filing, our Board is still evaluating the need for a further reverse split and, if needed, the exact split ratio based on our financing alternatives and NYSE American compliance considerations.
Overview
We are focused on developing innovative therapies for precision dermatology using engineered proteins and topical live biotherapeutic products. We have built a proprietary platform that includes a microbial library comprised of approximately 1,500 unique bacterial strains that can be screened for unique therapeutic characteristics. The platform is augmented by an artificial intelligence and machine learning technology, which can enable the transformation of previously genetically intractable strains. Our initial focus is on the development of genetically engineered strains of Staphylococcus epidermidis, or S. epidermidis, which we consider to be an optimal therapeutic candidate species for engineering of dermatologic therapies. The particular species demonstrates a number of well-described properties in the skin. As of the date of this report, we have identified among our microbial library over 60 distinct bacterial species that we believe are capable of being engineered to create living organisms or engineered proteins with significant therapeutic effect. We also leverage our technology to develop cosmetic ingredients for consumer-oriented products.
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
•ATR-04, which includes a genetically modified strain of S. epidermidis for treating the papulopustular rash experienced by cancer patients undergoing epidermal growth factor receptor inhibitor, or EGFRi, targeted therapy. In August 2024, we obtained IND clearance from the FDA to commence a Phase 1/2 clinical trial in certain cancer patients undergoing EGFRi targeted therapy. In September 2024, we obtained Fast Track designation by the FDA in this indication. We dosed the first patient in the Phase 1/2 clinical trial in the third quarter of 2025 and plan to announce initial data from Cohort 1 of the trail around Q3 2026.
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
•ATR-COSF, which includes an engineered recombinant human filaggrin protein as a potential ingredient in cosmetic products used to address the appearance of fine lines and wrinkles. Initial testing on explanted cosmetic surgery skin began in Q1 2026.

We also have established partnerships with teams from Carnegie Mellon University and the Fred Hutchinson Cancer Center, or Fred Hutch, two of the premier academic centers in the United States. Our collaboration with the Carnegie Mellon based team also takes advantage of the power of whole genome sequencing. This partnership is mining our proprietary library of bacterial strains for novel, drug like peptides and proteins. The artificial intelligence/machine learning technology developed by this team predicts the molecules made by microbes from their genetic sequences. The system then compares the predictions to the products actually made through tandem mass spectroscopy and/or nuclear magnetic resonance imaging to refine future predictions. The predictions can be compared to publicly available 2D and 3D protein databases to select drug-like structures.
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
Azitra is leveraging these technologies to develop next generation tools for improving the efficiency of the production and manufacturing of recombinant proteins, peptides, mRNA and antibodies.
Our Strategy
Beyond our four lead product candidates, our goal is to develop a broad portfolio of product candidates focused on expanding the application of our platforms for precision dermatology. We believe that we have established a unique position in advancing the development of biologics for precision dermatology and high-value ingredients for the cosmetic industry.
We intend to create a broad portfolio of product candidates for precision dermatology through our development of genetically engineered proteins selected from our proprietary microbial library of approximately 1,500 unique bacterial strains. Additionally, Azitra’s research team is developing the SyMPL technology to improve the production of recombinant proteins, peptides and complex small molecule natural products. Our strategy is as follows:
•Build a sustainable precision dermatology company. Our goal is to build a leading precision dermatology company with a sustainable pipeline of product candidates. To that end, we are focused on rapidly advancing our current pipeline of live biotherapeutic candidates while actively developing additional product candidates including recombinant proteins, peptides and natural products. While some products will be focused on prescription drug pathways, others are being developed as biotech tool products or high-value cosmetic ingredients. Each of our current product candidates are proprietary and subject to pending patent applications. We expect that most, if not all, genetically engineered product candidates we develop will be eligible for patent protection.
•Develop our platform's ability to generate commercial stage products. As we have been generating our prescription-oriented programs for dermatological diseases, we have internally performed research to address potential future scale up and manufacturing challenges. These activities have led to projects which have applicability, not just at Azitra, but for broader protein, peptide and natural product synthesis. We plan to investigate the opportunity to further develop and commercialize these biotech tools and ingredients.
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

The Company’s management submitted the Plan to the NYSE American by the October 31, 2025 deadline which was accepted by the NYSE American on December 6, 2025. If the Company does not make progress consistent with the Plan during the plan period or if the Company is not in compliance with the listing standards by April 1, 2027, then the Company will be subject to delisting procedures as set forth in the NYSE American Company Guide.
The Company is committed to undertaking a transaction or transactions in the future to achieve compliance with the NYSE American’s requirements. There can be no assurance that the Company will be able to achieve compliance with the NYSE American’s continued listing standards within the required time frame.
Results of Operations
We are an early-stage clinical biopharmaceutical company, formed in January 2014, and have limited operating history. We have not commenced revenue-producing operations, and our core focus is on the research and development of innovative therapies for precision dermatology using engineered proteins and live biotherapeutic products. Additionally, Azitra’s research team is developing the SyMPL technology to improve the production of recombinant proteins, peptides and complex small molecule natural products. To date, our operations have consisted of the development of our proprietary microbial library, the identification, characterization and testing of certain bacterial species from our microbial library that we believe are capable of being engineered to provide significant therapeutic effect, the development of our initial product candidates and the commencement of Phase 1/2 clinical trials related to our ATR-12 and ATR-04 product candidates.
Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025
The following table summarizes our results of operations with respect to the items set forth below for the three months ended March 31, 2026 and 2025, together with the percentage change for those items.

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
Operating expenses:
General and administrative	2,373,359	1,850,138	523,221	28%
Research and development	1,560,565	1,250,100	310,465	25%
Total operating expenses	3,933,924	3,100,238	833,686	27%

Loss from operations	(3,933,924)	(3,100,238)	(833,686)	27%

Other income (expense):
Interest income	14,719	37,164	(22,445)	(60)%
Interest expense	(3,411)	(1,293)	(2,118)	164%
Change in fair value of warrants	—	143	(143)	(100)%
Other (expense) income	(4,624)	(4,121)	(503)	12%
Total other income	6,684	31,893	(25,209)	(79)%

Loss before income taxes	(3,927,240)	(3,068,345)	(858,895)	28%

Income tax expense	—	—	—	—%

Net loss	(3,927,240)	(3,068,345)	(858,895)	28%
Net loss attributable to common shareholders	$(3,927,240)	$(3,068,345)	$(858,895)	28%

General and Administrative
General and administrative costs during the first quarter of fiscal 2026 increased by approximately $523,000, or 28%, to $2,373,359 from the comparable prior period. The increase was primarily related to the write-off of approximately $624,000 certain deferred patent costs, an increase in approximately $47,000 in legal fees, an increase of approximately $63,000 in the use of business consultants which was primarily attributed to increased hours due to incremental public company compliance initiatives and business development efforts, and an increase of approximately $4,000 in other overhead expenses, offset by a decrease of approximately $97,000 in payroll and benefits primarily related to bonus accruals; a decrease of approximately $71,000 accounting and auditing costs primarily related to the NYSE annual fee; a decrease of approximately $31,000 in financing costs, and a decrease of approximately $16,000 in overall insurance costs.
We expect that our general and administrative expenses will incur a modest increase in the future as a result of personnel costs and facility operating costs. We also expect an increase in costs associated with being a public company, including costs related to accounting, audit, legal, consulting fees, regulatory and tax-related services associated with maintaining compliance with applicable NYSE American and SEC requirements, additional director and officer insurance costs, and investor and public relations costs.

Research and Development

Research and development expenses include salaries and benefits of all research personnel, payments to contract research organizations, payments to research consultants, and the purchase of lab supplies.
During the three months ended March 31, 2026 and 2025, our research and development expenses by category were as follows:

	Three Months Ended March 31,
Expense Category:	2026	2025
Preclinical and clinical research and development activities	$559,180	$668,759
Chemistry, manufacturing and controls (CMC)	495,185	29,728
Personnel & consultants related expenses	506,200	551,613
Total research and development expenses	$1,560,565	$1,250,100

During the first quarter of fiscal 2026, research and development expenses increased by approximately $310,000, or 25%, to $1,560,565 from the comparable prior period. The increase was primarily related to a net increase of approximately $484,000 in research and development and clinical trial costs for our ATR-01 program as the program progresses, an increase of approximately $54,000 in research and development costs for our ATR-04 program as the program progresses through its clinical trial, an increase of approximately $17,000 for lab supplies, and a net increase of approximately $2,000 in other miscellaneous costs offset by a net decrease of approximately $207,000 in research and development and clinical trial costs for our ATR-12 program due to a decrease in the number of patents dosed during the quarter, a decrease of approximately $27,000 in the use of consultants, and a decrease of approximately $13,000 in payroll and benefits.

We expect our research and development expenses to significantly increase in the future due primarily to our planned clinical trial activity and continued development of product candidates, the research and development of cosmetic ingredients for our consumer-oriented products, and planned increases in personnel costs due to additional resource hires.
Other Income
Our other income consists of interest income, interest expense, change in the valuation of warrants carried at fair value, and loss on foreign currency. During the first quarter of fiscal 2026, other income decreased by approximately $25,000, or 79%, compared to the comparable period in fiscal 2025. The decrease was primarily related to a decrease in interest income of $22,000 and a net decrease of $3,000 in other costs.
We expect our future other income to be consistent with prior periods.

Financial Condition
As of March 31, 2026, we had total assets of approximately $12.1 million and working capital of approximately $9.2 million. As of March 31, 2026, our liquidity included approximately $10.1 million of cash and cash equivalents. We believe that our cash on-hand as of the date of this report will not be sufficient to cover our proposed plan of operations over the next twelve months. We intend to seek additional funds through various financing sources, including the sale of our equity and debt securities, federal grants, licensing fees for our technology and joint ventures with industry partners. In addition, we will consider alternatives to our current business plan that may enable us to achieve revenue producing operations and meaningful commercial success with a smaller amount of capital. However, there can be no guarantees that such funds will be available on commercially reasonable terms, if at all. If such financing is not available on satisfactory terms, we may be unable to further pursue our business plan and we may be unable to continue operations.
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
As of the date of this filing, management has determined there is substantial doubt about our ability to continue as a going concern based on our lack of revenue from commercial operations, significant losses, and the need to raise additional capital to support ongoing operations. Our contractual commitments primarily consist of operating and financing leases with contractual undiscounted balances of $349,795, and $5,920, respectively as of March 31, 2026. Refer to Note 11 for more detailed information regarding our lease commitments. Additionally, as we continue to progress our product candidates through clinical trials, we will continue to incur additional costs related to our CRO's. It is common in our industry for the CRO's to require significant up-front cash payments prior to the beginning of such trial phases, and additional cash payments upon the achievement of certain milestones per the contracts' terms.
Cash Flows

The following table shows a summary of our cash flows for the periods indicated:

	Three Months Ended March 31,
	2026	2025

Net cash used in operating activities	$(2,477,304)	$(3,071,762)

Net cash used in investing activities	$(37,139)	$(21,686)

Net cash provided by financing activities	$10,497,363	$1,745,439

Net increase (decrease) in cash	$7,982,920	$(1,348,009)

Operating Activities
During the first three months of fiscal 2026, operating activities used approximately $2.5 million of cash primarily driven by our net loss of approximately $3.9 million offset by approximately $624,000 of impairment expenses related to our patents, approximately $542,000 in accounts payable and accrued expenses and approximately $255,000 in prepaid expenses. During the comparable period of fiscal 2025, operating activities used approximately $3.1 million of cash primarily driven by our net loss of approximately $3.1 million.
Investing Activities
During the first three months of fiscal 2026, investing activities used approximately $37,000 of cash driven by approximately $22,000 in trademark and deferred patent costs and approximately $15,000 for the purchase of equipment. During the comparable period of fiscal 2025, investing activities used approximately $22,000 of cash driven by approximately $25,000 in trademark and deferred patent costs offset by proceeds of approximately $3,000 for the sale of equipment.
Financing Activities
During the first three months of fiscal 2026, financing activities provided approximately $10.5 million in cash primarily driven by proceeds from our private placement in March and draws on our equity line of credit. During the comparable period of fiscal 2025, financing activities provided approximately $1.7 million in cash primarily driven by proceeds from our follow-on offerings in January and February 2025.

Critical Accounting Policies
During the three months ended March 31, 2026, there were material changes to our critical accounting policies previously disclosed in our Form 10-K for the year ended December 31, 2025 and filed with the SEC on February 27, 2026.

Critical Accounting Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our condensed financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these condensed financial statements requires us to make judgments and estimates that affect the reported amounts of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities in our condensed financial statements. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. On an ongoing basis, we evaluate our judgments and estimates in light of changes in circumstances, facts and experience. The effects of material revisions in estimates, if any, will be reflected in the condensed financial statements prospectively from the date of change in estimates. There were no material changes to our critical accounting estimates as reported in our Form 10-K for the year ended December 31, 2025 and filed with the SEC on February 26, 2026.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as of March 31, 2026. In the course of that evaluation, we identified a material weakness as it relates to a lack of adequate segregation of accounting functions that was identified in connection with the audits of our financial statements as of December 31, 2025 and 2024 and for each of the years in the two year period ended December 31, 2025 and 2024.. We intend to increase staffing within our accounting infrastructure sufficient to facilitate proper segregation of accounting functions and to enable appropriate review of our internally prepared financial statements. Based upon the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2026.
Inherent Limitations on Effectiveness of Controls
The design of any system of control is based upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated objectives under all future events, no matter how remote, or that the degree of compliance with the policies or procedures may not deteriorate. Because of its inherent limitations, disclosure controls and procedures may not prevent or detect all misstatements. Accordingly, even effective disclosure controls and procedures can provide only reasonable assurance of achieving their control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.
Notwithstanding the existence of the material weaknesses discussed below, our management, including our CEO and CFO, has concluded that the financial statements included in this Quarterly Report fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in this Quarterly Report in conformity with U.S. GAAP.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. As of the date of this Form 10-Q, we are not a party to any material legal matters or claims. Legal proceedings are inherently uncertain, and the outcome of a particular matter or a combination of matters may be material to our results of operations for a particular period, depending upon the size of the loss or our income for that particular period.
Item 1A. Risk Factors
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those forward-looking statements include our expectations, beliefs, intentions and strategies regarding the future. You should carefully consider the risk factors discussed in the “Risk Factors” section in our Form 10-K for the year ended December 31, 2025 as, in light of those risks, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in our forward-looking statements. Other than as set forth below, there have been no material changes in the risk factors included in our 2025 Form 10-K. The risk factors described in our 2025 Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.
Changes in U.S. and international trade policies may adversely impact our business and operating results.
We currently rely on foreign third-party manufacturers and service providers in connection with certain aspects of our clinical operations. The U.S. government and persons involved in the Trump administration have made statements and taken certain actions that have led to, and may continue to lead to, changes to U.S. and international trade policies. In April 2025, the U.S. government commenced collecting a 10% tariff on imports from many countries, with higher levies on goods from larger trading partners. If maintained, tariffs and the potential escalation of trade disputes with foreign countries could pose a risk to our business and could result in higher operating expenses. The extent and duration of any tariffs and the resulting impact on general economic conditions and on our business are uncertain and depend on various factors, such as negotiations between the United States and other countries, the response of such countries, exemptions or exclusions that may be granted, availability and cost of alternative sources of supply of materials we purchase from companies targeted with tariffs. The foreign country hardest hit by the U.S. tariffs to date has been China; however, we do not currently import any goods or services from China. The tariffs have not been applied to the provision of services by foreign service providers as of the date of this filing, however there can be no assurance that the U.S. administration will not attempt to apply tariffs to the provision of overseas services going forward. There can be no assurance that U.S. policies on tariffs and international trade will not increase the cost of manufacturing our product candidates and supporting materials and import or export of raw materials and finished product candidates used in our and our collaborators’ preclinical studies and clinical trials.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of equity securities during the quarter ended March 31, 2026, that were not previously reported in a Current Report on Form 8-K.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the quarter ended March 31, 2026, none of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits

Number	Exhibit Description	Method of Filing

3.1	Second Amended and Restated Certificate of Incorporation of the Registrant	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on June 21, 2023.
3.2	Second Amended and Restated Bylaws of the Registrant	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on June 21, 2023.
3.3	Certificate of Amendment dated June 27, 2024 to Amended and Restated Certificate of Incorporation	Incorporated herein by reference to the Company's Form S-3 filed on July 1, 2024.
3.4	Certificate of Amendment filed with the Delaware Secretary of State on July 3, 2025	Incorporated herein by reference to the Company’s 8-K filed on July 3, 2025.
3.5	Amendment to Second Amended and Restated Bylaws of the Registrant	Incorporated herein by reference to the Company's Current Report on Form 8-K filed on August 12, 2024.
3.6	Certificate of Amendment filed with the Delaware Secretary of State on August 20, 2025	Incorporated herein by reference to the Company's 8-K filed on August 20, 2025.
3.7	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Non-Redeemable Preferred Stock	Incorporated by reference to the Company's 8-K filed on March 23, 2026
10.1	Form of Series B Warrant	Incorporated by reference to the Company's 8-K filed on March 23, 2026
10.2	Form of Series C Warrant	Incorporated by reference to the Company's 8-K filed on March 23, 2026
10.3	Form of Pre-Funded Warrant	Incorporated by reference to the Company's 8-K filed on March 23, 2026
10.4	Form of Securities Purchase Agreement	Incorporated by reference to the Company's 8-K filed on March 23, 2026
10.5	Form of Registration Rights Agreement	Incorporated by reference to the Company's 8-K filed on March 23, 2026
31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002	Filed electronically herewith.
31.2	Certification under Section 302 of the Sarbanes-Oxley Act of 2002	Filed electronically herewith.
32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AZITRA, INC.

Date: May 13, 2026	By:	/s/ Francisco D. Salva
Francisco D. Salva,
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2026	By:	/s/ Norman Staskey
Norman Staskey
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capabilities and on the dates indicated.

Signature	Title	Date

/s/ Francisco D. Salva	President, Chief Executive Officer and Director	May 13, 2026
Francisco D. Salva,	(Principal Executive Officer)

/s/ Norman Staskey	Chief Financial Officer, and Treasurer	May 13, 2026
Norman Staskey	(Principal Financial and Accounting Officer)

/s/ Travis Whitfill	Chief Operating Officer, Secretary, and Director	May 13, 2026
Travis Whitfill

/s/ Barbara Ryan	Director	May 13, 2026
Barbara Ryan

/s/ John Schroer	Director	May 13, 2026
John Schroer