Form 10-Q
period 2026-06-30
Azitra, Inc.
filed 2026-08-12
CIK 1701478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant's common stock outstanding as of August 11, 2026 was 60,603,742.

Part 1 FINANCIAL INFORMATION
ITEM 1. Financial Statements.
AZITRA, INC.
CONDENSED BALANCE SHEETS

	June 30, 2026	December 31, 2025
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$6,727,810	$2,068,083
Accounts receivable	909	912
Tax credits receivable	143,821	140,383
Prepaid expenses	571,282	809,949
Total current assets	7,443,822	3,019,327

Property and equipment, net	536,422	548,591
Financing lease right-of-use asset, net	1,301	9,041
Operating lease right-of-use asset, net	406,455	404,444
Intangible assets, net	330,039	316,673
Deferred patent costs	150,965	679,908
Other assets	47,042	47,402
Total assets	$8,916,046	$5,025,386

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	497,985	399,356
Income tax payable	—	6,256
Current financing lease liability	1,486	10,111
Current operating lease liability	357,569	255,776
Insurance premium financing liability	—	198,983
Accrued expenses	673,669	197,484
Total current liabilities	1,530,709	1,067,966

Long-term operating lease liability	50,998	156,190

Total liabilities	1,581,707	1,224,156

Commitments and contingencies (Note 10)

Stockholders' equity
Preferred stock; $0.0001 par value; 10,000,000 shares authorized at June 30, 2026 and December 31, 2025; 0 shares issued and outstanding at June 30, 2026 and December 31, 2025; respectively.	—	—
Common stock; $0.0001 par value, 750,000,000 and 200,000,000 shares authorized at June 30, 2026 and December 31, 2025, respectively, 60,603,742 and 10,740,697 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively.	6,060	1,074
Additional paid-in capital	83,124,375	72,321,352
Accumulated deficit	(75,796,096)	(68,521,196)
Total stockholders' equity	7,334,339	3,801,230
Total liabilities and stockholders' equity	$8,916,046	$5,025,386

The accompanying notes are an integral part of these financial statements.

AZITRA, INC.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Operating expenses:
General and administrative	$2,067,639	$1,469,513	$4,440,998	$3,319,651
Research and development	1,351,529	1,401,839	2,912,094	2,651,939
Total operating expenses	3,419,168	2,871,352	7,353,092	5,971,590

Loss from operations	(3,419,168)	(2,871,352)	(7,353,092)	(5,971,590)

Other income (expense):
Interest income	74,661	15,461	89,380	52,625
Interest expense	(1,365)	(468)	(4,776)	(1,761)
Change in fair value of warrants	—	54	—	197
Other expense	(1,788)	(32,688)	(6,412)	(36,809)
Total other income (expense)	71,508	(17,641)	78,192	14,252

Loss before income taxes	(3,347,660)	(2,888,993)	(7,274,900)	(5,957,338)

Income tax expense	—	—	—	—

Net loss attributable to common shareholders	$(3,347,660)	$(2,888,993)	$(7,274,900)	$(5,957,338)

Net loss per share, basic and diluted	$(0.17)	$(1.18)	$(0.42)	$(2.69)

Weighted average common stock outstanding, basic and diluted	19,300,704	2,444,340	17,419,798	2,212,293

The accompanying notes are an integral part of these unaudited condensed financial statements.

AZITRA, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-in-Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance - December 31, 2024	—	$—	1,145,038	$114	$63,264,009	$(57,565,825)	$5,698,298
Follow-on public offering, net of issuance costs of $269,948	—	—	729,381	73	1,186,220	—	1,186,293
Follow-on public offering, net of issuance costs of $133,076	—	—	374,696	37	560,939	—	560,976
Stock-based compensation	—	—	—	—	30,402	—	30,402
Net loss	—	—	—	—	—	(3,068,345)	(3,068,345)
Balance, March 31, 2025	—	$—	2,249,115	$224	$65,041,570	$(60,634,170)	$4,407,624
Draws on equity line of credit, net of issuance costs of $79,985	—	—	449,998	45	694,263	—	694,308
Stock-based compensation	—	—	—	—	16,031	—	16,031
Net loss	—	—	—	—	—	(2,888,993)	(2,888,993)
Balance, June 30, 2025	—	$—	2,699,113	$269	$65,751,864	$(63,523,163)	$2,228,970

The accompanying notes are an integral part of these unaudited condensed financial statements.

AZITRA, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-in-Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance - December 31, 2025	—	—	10,740,697	$1,074	$72,321,351	$(68,521,195)	$3,801,230
Private Placement, net of issuance costs of $100,806	10,485	—	—	—	10,384,194	—	10,384,194
Draws on equity line of credit, net of issuance costs of $—	—	—	1,300,000	130	215,820	—	215,950
Exercise of Warrants	—	—	4,151,741	415	(415)	—	—
Stock-based compensation	—	—	—	—	6,149	—	6,149
Net loss	—	—	—	—	—	(3,927,240)	(3,927,240)
Balance - March 31, 2026	10,485	$—	16,192,438	$1,619	$82,927,099	$(72,448,435)	$10,480,283
Exercise of Warrants	—	—	7,696,075	770	196,030	—	196,800
Conversion of Preferred Stock to Common Stock	(10,485)		36,715,229	3,672	(3,672)	—	—
Stock-based compensation	—	—	—	—	11,405	—	11,405
Offering Costs and Other Miscellaneous Adjustments					(6,489)		(6,489)
Net loss	—	—	—	—	—	(3,347,660)	(3,347,660)
Balance - June 30, 2026	—	$—	60,603,742	$6,060	$83,124,374	$(75,796,095)	$7,334,339

Amounts in the Condensed Statements of Changes in Stockholders' may not foot or tie to preceding financial statements due to rounding

The accompanying notes are an integral part of these unaudited condensed financial statements.

AZITRA, INC.
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(7,274,900)	$(5,957,338)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	76,485	68,293
Gain/Loss on lease modification	(1,752)	7,726
Amortization of right-of-use assets	153,730	159,746
Stock based compensation	17,554	46,433
Change in fair value of warrant liability	—	(197)
Gain on disposal of property and equipment	—	(1,175)
Impairment of intangible assets and deferred patent costs	623,532	—

Changes in operating assets and liabilities:
Accounts receivable	3	233
Prepaid expenses	238,667	(107,984)
Other assets	360	(468)
Tax credits receivable	(3,438)	23,256
Income tax payable	(6,256)	(11,572)
Accounts payable and accrued expenses	557,223	40,432
Operating lease liability	(149,648)	(154,183)
Net cash used in operating activities	(5,768,440)	(5,886,798)

Cash flows from investing activities:
Purchases of property and equipment	(54,981)	(11,601)
Proceeds from sale of property and equipment	—	3,153
Deferred patent costs	(99,699)	(49,525)
Net cash used in investing activities	(154,680)	(57,973)

Cash flows from financing activities
Principal payments on finance leases	(8,625)	(7,838)
Proceeds from public offerings, net	—	1,749,312
Proceeds from exercise of warrants	196,800	—
Proceeds from private placement, net	10,377,703	—
Proceeds from equity line of credit	215,950	694,308
Repayment of insurance premium financing liability	(198,983)	—
Net cash provided by financing activities	10,582,845	2,435,782

Net change in cash and cash equivalents	4,659,725	(3,508,989)

Cash and cash equivalents at beginning of period	2,068,083	4,554,719
Cash and cash equivalents at end of period	$6,727,808	$1,045,730

Obtaining a right-of-use asset in exchange for operating lease liability	$166,690	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

AZITRA, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1. Organization and Nature of Operations
Azitra, Inc. (the "Company," "Azitra," "We," "us," and "our".) was founded on January 2, 2014. We are a synthetic biology company focused on developing innovative therapies for precision dermatology using engineered proteins and live biotherapeutic products by screening and genetically engineering microbes of the skin. The mission is to discover and develop novel therapeutics to create a new paradigm for treating skin disease. The Company’s discovery platform is screened for naturally occurring bacterial cells with beneficial effects. These microbes are then genomically sequenced and engineered to make cellular therapies, recombinant therapeutic proteins, peptides and small molecules for precision treatment of dermatology diseases. Azitra also leverages these technologies to develop cosmetic ingredients for consumer-oriented products as well as recombinant proteins and peptides for research. On May 17, 2023, the Company changed its name to from “Azitra Inc” to “Azitra, Inc.”
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
In January 2025, the Company completed a follow-on offering (the "January 2025 Offering") in which it issued and sold 729,381 shares of its common stock at a price of $2.00 per share. The net proceeds received by the Company from the January 2025 offering were $1.2 million, after deducting placement agent's fees and other offering expenses. The shares were offered by the Company pursuant to a shelf registration statement on Form S-3 filed with the SEC on July 1, 2024, and a final prospectus supplement dated January 15, 2025. For further information regarding the January 2025 Offering, refer to Notes 6 and 7 respectively.
In February 2025, the Company completed a follow-on offering (the "February 2025 Offering") in which it issued 374,696 shares of its common stock at a public offering price of $1.85 per share and warrants to purchase up to 337,232 shares of common stock at an exercise price of $3.60. The net proceeds received by the Company from the February 2025 offering were $560,976 after deducting placement agent's fees and other offering expenses. The shares were offered by the Company pursuant to a shelf registration statement on Form S-3 filed with the SEC on July 1, 2024, and a final prospectus supplement dated February 6, 2025. For further information regarding the February 2025 Offering and related warrant issuance, refer to Notes 6 and 7, respectively.

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
Under the terms of the ELOC, the Company has issued an aggregate of 9,255,823 shares of common stock and issued 925,579 warrants. The aggregate gross proceeds received by the Company under the ELOC are $6.2 million. As of August 11, 2026, approximately $13.8 million is available under the ELOC for future share issuances. For further information regarding the ELOC, refer to Notes 6 and 7 respectively.
In July 2025, the Company filed a certificate of amendment to the Second Amended and Restated Certificate of Incorporation increasing the number of authorized shares of common stock from 100,000,000 to 200,000,000. In June 2026, the Company filed a certificate of amendment to the Second Amended and Restated Certificate of Incorporation increasing the number of authorized shares of common stock from 200,000,000 to 750,000,000.
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
On November 24, 2025, the Company entered into a securities purchase agreement (the “November Purchase Agreement”) with Alumni Capital pursuant to which the Company agreed to issue and sell to Alumni Capital in a private placement offering (the " November PIPE Offering") priced at a premium to market in accordance with NYSE rules an aggregate of 535,759 shares of common stock of the Company, (ii) pre-funded warrants (the “November Pre-Funded Warrants”) to purchase up to an aggregate of 4,151,741 shares of Common Stock (the “November Pre-Funded Warrants Shares”) at an exercise price of $0.0001 per November Pre-Funded Warrant, and (iii) common stock purchase warrants (the “November Common Warrants” together with the November Pre-Funded Warrants, the “November Warrants”) to purchase up to an aggregate of 4,687,500 shares of Common Stock (the “November Common Warrant Shares” together with the November Pre-Funded Warrant Shares, the “November Warrant Shares”) at an exercise price of $0.32 per November Common Warrant. The offering price was $0.32 per share of Common Stock or November Pre-Funded Warrant and accompanying November Common Warrant (the “Offering Price”). The November Pre-Funded Warrants are immediately exercisable and do not expire until exercised in full. The November Common Warrants were exercisable upon shareholder approval and will expire on the five-year anniversary of shareholder approval. For further information regarding the PIPE Offering, refer to Notes 6 and 7 respectively.
During the six months ended June 30, 2026, all November Pre-Funded Warrants have been exercised by Alumni Capital.
On March 18, 2026, the Company entered into a securities purchase agreement (the "Series A Purchase Agreement") in which it issued and sold 10,485 shares of its Series A Preferred Stock (the "Series A Offering") at a price of $1,000 per share, which are convertible into 85,223,126 shares of common stock, Series B Warrants exercisable for an aggregate 85,223,126 shares of common stock, and Series C Warrants exercisable for an aggregate 85,223,126 shares of common stock. The net proceeds received by the Company from the Series A Offering were approximately $10.4 million, after deducting offering expenses. For further information related to the Series A Offering and related warrant issuances, refer to Notes 6 and 7 respectively.
On June 16, 2026, pursuant to the terms of the Series A Purchase Agreement, the 10,485 shares of Series A Preferred Stock converted to 36,715,229 shares of common stock and 48,507,897 pre-funded warrants.
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
On March 13, 2026, the Company received an additional letter (the “March 2026 Letter”) from the NYSE American indicating that the Company is also not in compliance with the continued listing standard set forth in Section 1003(a)(iii) of the NYSE American Company Guide, which requires stockholders’ equity of at least $6.0 million if a listed company has reported losses from continuing operations and/or net losses in its five most recent fiscal years. The March 2026 Letter noted that the Company reported stockholders’ equity of $3.8 million as of December 31, 2025 and losses from continuing operations and/or net losses in its five most recent fiscal years ended December 31, 2025. The Company is seeking to regain compliance with Section 1003(a)(iii), in addition to Section 1003(a)(ii), of the NYSE American Company Guide by the April 1, 2027 plan period deadline pursuant to the Plan. During the plan period, the Company must provide quarterly updates to the NYSE American staff concurrent with its periodic filings, and if the Company does not make progress consistent with the Plan or does not regain compliance by the plan period deadline, the NYSE American may initiate delisting proceedings.
As of June 30, 2026, the Company reported total stockholders’ equity of approximately $7.3 million, which exceeds the minimum stockholders’ equity requirements of Sections 1003(a)(ii) and 1003(a)(iii) of the NYSE American Company Guide. Any determination that the Company has regained compliance with the applicable continued listing standards will be made by the NYSE American, and the Company remains subject to the Plan and the NYSE American’s periodic review during the plan period. There can be no assurance that the Company will regain, or thereafter maintain, compliance with all applicable NYSE American continued listing standards.
The Company is committed to undertaking a transaction or transactions in the future to achieve compliance with the NYSE American’s requirements. There can be no assurance that the Company will be able to achieve compliance with the NYSE American’s continued listing standards within the required time frame.
Going Concern Matters
The unaudited condensed financial statements have been prepared on the going concern basis, which assumes that the Company will continue in operation for the foreseeable future, and which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, management has identified the following conditions and events that created an uncertainty about the ability of the Company to continue as a going concern. As of and for the six months ended June 30, 2026, the Company has an accumulated deficit of approximately $75.8 million, a loss from operations of approximately $7.4 million, used approximately $5.8 million to fund operations and had approximately $5.9 million of working capital.
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
Unaudited Interim Financial Information
The unaudited interim financial statements and related notes have been prepared in accordance with U.S. GAAP for interim financial information, within the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and disclosures normally included in the annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The unaudited interim financial statements have been prepared on a basis consistent with the audited financial statements and in the opinion of management, reflect all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the results for the interim periods presented and of the financial condition as of the date of the interim balance sheet. The financial data and the other information disclosed in these notes to the interim financial statements related to the six months are unaudited. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These unaudited interim financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2025, and notes thereto that are included in the Company’s Annual Report on Form 10-K as filed with the SEC on February 27, 2026.

Use of Estimates
The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheet. While management believes the estimates and assumptions used in the preparation of the financial statements are appropriate, actual results could differ from those estimates. The most significant estimates in the Company's financial statements relate to accruals for research and development expenses, valuation of warrants and valuation of equity awards, and the recoverability of our deferred patent costs. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources.
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
The Company has 3 operating leases for buildings and recorded an initial ROU assets and lease liabilities totaling $1,418,502. The basis, terms and conditions of the leases are determined by the individual agreements. The Company’s option to extend certain leases ranges from 36 – 52 months. All options to extend have been included in the calculation of the ROU asset and lease liability. The leases do not contain residual value guarantees, restrictions, or covenants that could incur additional financial obligations to the Company. There are no subleases, sale-leaseback, or related party transactions.
At June 30, 2026, the Company had operating right-of-use assets with a net value of $406,455 and current and long-term operating lease liabilities of $357,569 and $50,998, respectively.
In 2023, the Company entered into a lease for the use of certain equipment that is classified as a finance lease. The finance lease has a term of 36 months. At June 30, 2026, the Company had financing right-of-use assets with a net value of $1,301 and current and long-term financing lease liabilities of $1,486 and $—, respectively.
Deferred Patent Costs
Deferred patent costs represent legal and filing expenses incurred related to the submission of patent applications for patents pending approval. These deferred costs will be reclassed to intangible assets and begin to be amortized over their estimated useful lives upon the formal approval of the patent. If the patent is not issued, the costs associated with the patent will be expensed in the year the patent was rejected. Deferred patent costs are reviewed for impairment at each reporting period. The costs associated with any impairment are expensed in the period the deferred patent costs are determined to be impaired. In connection with its review of the first quarter financial statements, the Company recorded impairment expenses of $623,532 during the three months ended March 31, 2026 related to our pending international patent applications, which were determined to be impaired due to a significant increase in the time of such patent approvals, decreases in the granting of such approvals, and the Company's strategic focus on the domestic patents. The Company did not record any impairment expenses during the second quarter of 2026.
Research and Development
The Company accounts for research and development costs in accordance with Accounting Standards Codification (ASC) subtopic 730-10, Research and Development. Accordingly, research and development costs are expensed as incurred. Research and development costs consist of costs related to labor, materials and supplies, as well as fees paid to consultants, external research fees. Research and development costs incurred were $1,351,529 and $2,912,094 for the three and six months ended June 30, 2026, respectively. Research and development costs incurred were $1,401,839 and $2,651,939 for the three and six months ended June 30, 2025, respectively.

The accompanying notes are an integral part of these unaudited condensed financial statements.

AZITRA, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
At June 30, 2026 and December 31, 2025, the Company had state tax credit receivables of $103,601 for pending refunds related to the selling of research and development tax credits back to the State of Connecticut. At June 30, 2026 and December 31, 2025, the Company had recorded $26,295 and $27,269, respectively, for pending refunds related to Canadian Scientific Research and Experimental Development (SRED) credits. At June 30, 2026 and December 31, 2025, the Company had recorded $13,925 and $9,513, respectively, related to refunds of Canadian Goods and Services Tax (GST) and Quebec Sales Tax (QST). Receipts of refunds are recorded in research and development on the statements of operations.
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

3. Property and Equipment
Property and equipment consisted of the following at:

	June 30, 2026	December 31, 2025
Laboratory equipment	$1,137,053	$1,086,860
Computers and office equipment	30,825	30,825
Furniture and fixtures	24,951	20,164
Leasehold improvements	28,855	28,855
Building equipment	14,932	14,932
Total property and equipment	1,236,616	1,181,636
Less accumulated depreciation & amortization	(700,194)	(633,045)
Total property and equipment, net	$536,422	$548,591
Depreciation expense was $34,069 and $67,150 for the three and six months ended June 30, 2026, respectively. Depreciation expense was $31,109 and $62,076 for the three and six months ended June 30, 2025, respectively.
Fixed assets are reviewed for impairment each reporting period. For the three and six months ended June 30, 2026 there was no gain or loss on disposal of property and equipment recorded. For the three and six months ended June 30, 2025 there was $— and $1,175 of gains on disposal of property and equipment recorded, respectively.

4. Intangible Assets
Intangible assets consisted of the following at:
June 30, 2026:

The accompanying notes are an integral part of these unaudited condensed financial statements.

AZITRA, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

	Estimated Useful Life	Gross Amount	Accumulated Amortization	Impairment	Net Amount
Trademarks	Indefinite	$60,244	$—	$—	$60,244
Patents	17 years	319,788	49,993	—	269,795
Intangible assets		$380,032	$49,993	$—	$330,039
December 31, 2025:

	Estimated Useful Life	Gross Amount	Accumulated Amortization	Impairment	Net Amount
Trademarks	Indefinite	$60,244	$—	$—	$60,244
Patents	17 years	297,087	40,658	—	256,429
Intangible assets		$357,331	$40,658	$—	$316,673

During the three and six months ended June 30, 2026, amortization expense related to intangible assets was $4,724 and $9,335, respectively. During the three and six months ended June 30, 2025, amortization expense related to intangible assets was $3,129 and $6,218, respectively.

5. Accrued Expenses
Accrued expenses consisted of the following at:

	June 30, 2026	December 31, 2025
Employee payroll and bonuses	$413,778	$29,528
Vacation	70,991	37,880
Research and development projects	28,346	84,408
Professional fees	159,065	45,527
Other	1,489	141
Total accrued expenses	$673,669	$197,484

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
In consideration for Maxim Group LLC serving as the placement agent of the July 2024 Offering (the “July 2024 Placement Agent”), the Company paid the July 2024 Placement Agent a cash fee equal to 7..0% of the aggregate gross proceeds of the July 2024 Offering, reimbursed the July 2024 Placement Agent for certain expenses and legal fees for a total of $809,825, and issued Placement Agent Warrants.
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
In consideration for Maxim Group LLC serving as the placement agent of the January 2025 Offering (the "January 2025 Placement Agent"), the Company paid the January 2025 Placement Agent a cash fee equal to 7.0% of the aggregate gross proceeds raised in the January 2025 Offering and reimbursed the January 2025 Placement Agent for certain expenses and legal fees of $60,000. The Company also issued warrants to designees of the January 2025 Placement Agent (the "Placement Agent Warrants").
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
Through June 30, 2026 the Company has issued an aggregate 9,255,823 shares of common stock and issued an aggregate 925,579 warrants. During the three and six months ended June 30, 2026, the Company issued 1,300,000 shares of common stock and 130,000 warrants under the ELOC resulting in net proceeds of approximately $215,000. As of the date of this filing, the aggregate gross proceeds received by the Company under the ELOC were approximately $6.2 million.
On November 24, 2025, the Company completed the November PIPE Offering of 535,759 shares of common stock of the Company, November Pre-Funded Warrants to purchase up to an aggregate of 4,151,741 shares of common at an exercise price of $0.0001 per November Pre-Funded Warrant, and November Common Warrants to purchase up to an aggregate of 4,687,500 shares of common stock at an exercise price of $0.32 per November Common Warrant. The offering price was $0.32 per share of common stock or November Pre-Funded Warrant and accompanying November Common Warrant Price. The November Pre-Funded Warrants are immediately exercisable and do not expire until exercised in full. The November Common Warrants are exercisable upon shareholder approval and will expire on the five-year anniversary of shareholder approval.
For the three and six months ended June 30, 2026, all November Pre-Funded Warrants have been exercised by Alumni Capital.
In consideration for Maxim Group LLC serving as the placement agent for the November PIPE Offering (the "PIPE Placement Agent"), the Company paid a cash fee equal to 7.0% of the aggregate gross proceeds raised in the November PIPE Offering, reimbursed the PIPE Placement Agent for certain expenses and legal fees of $50,000, and issued Placement Agent Warrants.
On March 20, 2026, the Company completed the Series A Offering, for the sale of a unit, each unit consisting of one Series A Preferred Share ("Series A PS"), which is convertible into 8,128.1 shares of common stock, one Series B Warrant ("B Warrant") exercisable for 8,128.1 shares of common stock and one Series C Warrant ("C Warrant") exercisable for 8,128.1 shares of common stock (the "B Warrant and C Warrant" collectively the "Series A Preferred Warrants") and (the "Series A PS, B Warrant and C Warrant", collectively, the "Series A Unit") The Series A Preferred Warrants are exercisable at $0.123 per share of Common Stock under the Series A Preferred Warrants. The offering price was $1,000 per Series A Unit and a total of 10,485 Series A Units were sold in the Series A Offering resulting in net proceeds of approximately $10.4 million after deducting offering costs of approximately $101,000. Purchasers in the Series A Offering included the Company’s Chief Executive Officer, a consultant to the Company and a holder of more than 5% of the Company’s outstanding common stock as of the date of the Series A Purchase Agreement.
On June 16, 2026 the Series A PS converted into 36,715,229 shares of common stock and 48,507,897 pre-funded warrants. The Series B Warrants became exercisable upon the requisite stockholder approval and will terminate 18 months following such approval. The Series C Warrants became exercisable upon the requisite stockholder approval and will terminate 30 calendar days after the date the Company publicly announces data from its cosmetic filaggrin study in humans; provided, however, that if the closing sale price of the common stock is below the exercise price of the Series C Warrants on such termination date, the exercise price will automatically reset

The accompanying notes are an integral part of these unaudited condensed financial statements.

AZITRA, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
to such closing sale price (subject to a floor equal to 50% of the original exercise price) and the termination date will be extended by an additional 30 calendar days.
In June 2026, the Company filed a certificate of amendment to the Second Amended and Restated Certificate of Incorporation increasing the number of authorized shares of common stock from 200,000,000 to 750,000,000. There was no change in the common stock par value.
Common Stock
At June 30, 2026 and December 31, 2025, per the Company’s amended and restated Certificate of Incorporation, the Company was authorized to issue 750,000,000 and 200,000,000 shares of $0.0001 par value common stock, respectively.
Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders.
Upon receiving stockholder approval of the Certificate of Amendment to the Amended and Restated Certificate of Incorporation, increasing the authorized number of shares of common stock from 200,000,000 to 750,000,000 shares at the 2026 Annual Meeting of Stockholders held on June 15, 2026, the Company reserved 220,122,184 shares of common stock for the potential exercise of stock options and warrants outstanding at June 30, 2026. As previously disclosed, the Company issued 36,715,229 shares of common stock upon the receipt of stockholder approval.
Except as otherwise indicated, all share and share price amounts in this report give effect to a forward stock split effected on May 17, 2023 at a ratio of 7.1-for-1, a reverse stock split effected on July 1, 2024 at a ratio of 1-for-30, and a reverse stock split effected on August 21, 2025 at a ratio of 1-for-6.66.
Preferred Stock
At June 30, 2026 and December 31, 2025, per the Company’s Amended and Restated Certificate of Incorporation, the Company has authorized 10,000,000 shares of $0.0001 par value preferred stock.
Upon receiving stockholder approval of the Certificate of Amendment to the Amended and Restated Certificate of Incorporation in June 2026, the 10,485 shares of Series A Preferred stock converted to 36,715,229 shares of common stock and 48,507,897 pre-funded warrants. No gain or loss was recorded upon conversion.
Prior to conversion, the Series A Preferred were evaluated pursuant to ASC 480 - Distinguishing Liabilities from Equity and determined to be equity instruments.

7. Warrants
The Company issued warrants to purchase 238 shares of common stock in 2018 in conjunction with convertible debt financing that have a redemption provision providing the holder the right to have the Company redeem all or any portion of the warrant (or shares it has converted into) at a purchase price equal to the fair market value of the shares as determined by the board of directors or an independent appraiser. As a result of this redemption provision, the warrants have been classified as a liability in the financial statements based on ASC 480. These warrants have an exercise price of $95.90 per share and a term of 10 years. The warrants are adjusted to their current fair value each reporting period. The fair value was $— at June 30, 2026 and December 31, 2025, respectively.
The Company issued 300 warrants to its underwriters as part of our initial public offering in fiscal 2023. In fiscal 2024, the Company issued an additional 3,336 warrants in February, and 40,030 warrants in July to its underwriters as part of our February, and July Offerings. The underwriter warrants have a term of 5 years.
In connection with the February 2024 Offering, the Company also issued warrants to designees to the February 2024 Placement Agent exercisable for an aggregate of 3,336 shares of Common Stock at an exercise price of $75.92 per share (125% of the $60.74 public offering price) and which expire on February 13, 2029. The warrants were evaluated in accordance with ASC 718 and recorded within stockholders' equity.
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
In connection with the February 2025 Offering, the Company issued warrants to purchase up to 337,232 shares of common stock at an exercise price of $3.60. The warrants are exercisable on the six-month and one day anniversary of their issuance, and their exercise price was calculated as the greater of the (i) book value of the common stock or (ii) market value of the common stock as determined by the NYSE American Rules. The warrants were evaluated in accordance with ASC 718 and recorded within stockholders' equity.
In connection with shares issued to Alumni Capital under the terms of the ELOC, as amended, Alumni Capital will receive warrants to purchase such number of shares of the Company’s common stock equal to 10% of the number of shares purchased in the related purchase. The Exercise Price shall equal 130% of the price per share paid upon closing. The exercise of the warrant will be subject to stockholder approval and expire five years after issuance. The warrants may be exercised via cashless exercise if there is no effective registration statement, or current prospectus available for, the resale of the warrant shares. The Company has issued an aggregate 925,579 warrants as of June 30, 2026.
In connection with the November PIPE Offering, the Company issued November Pre-Funded Warrants to purchase up to 4,151,741 shares of common stock at an exercise price of $0.0001, and November Common Warrants to purchase up to an aggregate of 4,687,500 shares of common stock at an exercise price of $0.32 per November Common Warrant. The November Pre-Funded Warrants are immediately exercisable and do not expire until exercised in full. The November Common Warrants are exercisable upon shareholder approval and will expire on the five-year anniversary of shareholder approval. For the three and six months ended June 30, 2026, all November Pre-Funded Warrants have been exercised by Alumni Capital.
In connection with the November PIPE Offering, as consideration for Maxim Group LLC serving as the PIPE Placement Agent, the Company also issued warrants to designees of the PIPE Placement Agent exercisable for an aggregate of 187,500 shares of common stock, which represent 4.0% of the aggregate number of shares of common stock sold in the offering, at an exercise price per share equal to 125% of the public offering price of $0.32. The warrants are exercisable six months from the date of issuance and expire five years from the commencement of the sales in this offering. The warrants may be exercisable via cashless exercise in certain circumstances. The warrants were evaluated in accordance with ASC 718 and recorded within stockholders' equity.

The accompanying notes are an integral part of these unaudited condensed financial statements.

AZITRA, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
In connection with the Series A Preferred Offering, the Company issued 48,507,897 pre-funded warrants due to beneficial ownership limitations and are immediately exercisable until fully exercised, and Series B and Series C Warrants to purchase up to 85,223,126 and 85,223,126 shares of common stock with an exercise price of $0.123 respectively. The Series B Warrants are currently exercisable and will terminate 18 months following the requisite shareholder approval which occurred in June 2026. The Series C Warrants became exercisable upon the requisite shareholder approval and the certificate of amendment filing as defined in the Series A Purchase Agreement which occurred in June 2026, and will terminate 30 calendar days after the date the Company publicly announces data from its cosmetic filaggrin study in humans.If the closing sale price of the common stock is below the exercise price of the Series C Warrants on the termination date, the exercise price will automatically reset to the closing sale price on such date (subject to a floor equal to 50% of the original exercise price) and the termination date will be extended by an additional 30 calendar days. The warrants were evaluated in accordance with ASC 718 and recorded within stockholders' equity.
The following table summarizes information about warrants outstanding at June 30, 2026:

		Warrants Outstanding			Warrants Exercisable
Year Granted	Exercise Price	Number of Warrants at 06/30/2026	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Warrants at 06/30/2026	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price

2018	$95.90	238	1.8 years	$95.90	238	1.8 years	$95.90
2023	$1,248.75	300	2.0 years	$1,248.75	300	2.0 years	$1,248.75
2024	$75.92	3,336	2.7 years	$75.92	3,336	2.7 years	$75.92
2024	$4.69	2,001,349	3.1 years	$4.69	2,001,349	3.1 years	$4.69
2024	$12.49	40,030	3.1 years	$12.49	40,030	3.1 years	$12.49
2025	$2.50	29,175	3.6 years	$2.50	29,175	3.6 years	$2.50
2025	$3.60	337,232	4.1 years	$3.60	337,232	4.1 years	$3.60
2025	$2.33	11,216	3.9 years	$2.33	11,216	3.9 years	$2.33
2025	$2.17	11,261	3.9 years	$2.17	11,261	3.9 years	$2.17
2025	$2.12	11,261	3.9 years	$2.12	11,261	3.9 years	$2.12
2025	$2.32	11,261	4.0 years	$2.32	11,261	4.0 years	$2.32
2025	$1.86	13,513	4.0 years	$1.86	13,513	4.0 years	$1.86
2025	$1.78	13,513	4.0 years	$1.78	13,513	4.0 years	$1.78
2025	$1.75	13,513	4.1 years	$1.75	13,513	4.1 years	$1.75
2025	$1.70	13,513	4.1 years	$1.70	13,513	4.1 years	$1.70
2025	$1.32	15,015	4.1 years	$1.32	15,015	4.1 years	$1.32
2025	$1.27	13,513	4.1 years	$1.27	13,513	4.1 years	$1.27
2025	$1.41	34,000	4.2 years	$1.41	34,000	4.1 years	$1.41
2025	$0.94	34,000	4.2 years	$0.94	34,000	4.2 years	$0.94
2025	$1.17	120,000	4.2 years	$1.17	120,000	4.2 years	$1.17
2025	$0.87	10,000	4.2 years	$0.87	10,000	4.2 years	$0.87
2025	$0.81	10,000	4.3 years	$0.81	10,000	4.3 years	$0.81
2025	$0.84	10,000	4.3 years	$0.84	10,000	4.3 years	$0.84

The accompanying notes are an integral part of these unaudited condensed financial statements.

AZITRA, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

2025	$0.81	10,000	4.3 years	$0.81	10,000	4.3 years	$0.81
2025	$0.78	190,000	4.3 years	$0.78	190,000	4.3 years	$0.78
2025	$0.59	50,000	4.3 years	$0.59	50,000	4.3 years	$0.59
2025	$0.60	100,000	4.3 years	$0.60	100,000	4.3 years	$0.60
2025	$0.58	100,000	4.4 years	$0.58	100,000	4.4 years	$0.58
2025	$0.32	4,687,500	5.0 years	$0.32	4,687,500	5.0 years	$0.32
2025	$0.40	187,500	4.4 years	$0.40	187,500	4.4 years	$0.40
2026	$0.25	50,000	4.6 years	$0.25	50,000	4.6 years	$0.25
2026	$0.19	50,000	4.6 years	$0.19	50,000	4.6 years	$0.19
2026	$0.21	30,000	4.7 years	$0.21	30,000	4.7 years	$0.21
2026	$0.12	83,623,126	1.4 years	$0.12	83,623,126	1.4 years	$0.12
2026	$0.12	85,223,126	0	$0.12	85,223,126	0	$0.12
2026	$0.0001	42,411,822	0	$0.0001	42,411,822	0	$0.0001
		219,470,313		$0.16	219,470,313		$0.16
The Series C Warrants will terminate 30 calendar days after the date the Company publicly announces data from its cosmetic filaggrin study in humans (subject to extension as described above), and the pre-funded warrants do not expire until exercised in full; accordingly, the remaining contractual life presented above for such warrants does not reflect a fixed expiration date.

8. Stock Options
In March 2023, the Company’s Board of Directors and stockholders approved the 2023 Stock Incentive Plan (“2023 Plan”). The 2023 Plan allows the Compensation Committee to grant up to 181,842 shares of Common Stock in the form of incentive and non-statutory stock options, restricted stock awards, restricted stock units, and other stock-based awards to employees, directors, and non-employees. On October 3, 2024, the Company’s Board of Directors approved amendments to the 2023 Plan to (i) increase the number of shares of Common Stock that may be issued under the 2023 Plan by 171,832 shares and (ii) adopt an evergreen provision to the 2023 Plan providing for an automatic 5% annual increase in the shares of Common Stock available for issuance under the 2023 Plan over the next 10 years. Both amendments were approved by the Company’s stockholders at the Company’s annual stockholder meeting held on November 20, 2024. On January 1, 2026, the shares of Common Stock that may be issued under the 2023 Plan increased by 537,034 shares in accordance with the evergreen provision. As of June 30, 2026, options to purchase 648,968 shares of common stock had been granted and were outstanding under the 2023 Plan and 69,908 shares of common stock were available for grant under the plan.
During 2016, the Company established the Azitra Inc. 2016 Stock Incentive Plan ("2016 Plan") which provides for the grant up to 7,460 shares of Common Stock in the form of stock options and restricted shares to the Company’s employees, officers, directors, advisors and consultants. As of June 30, 2026, options to purchase 2,995 shares of common stock had been granted and 4,171 shares of common stock were available for grant under the 2016 Plan.
At June 30, 2026, there was $112,580 of unamortized compensation expense that will be amortized over the remaining vesting period. The Company determined the options qualified as plain vanilla under the provisions of SAB 107 and the simplified method was used to estimate the expected option life.
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

AZITRA, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
To determine the estimated fair value of the options granted during 2026, the Company used the Black-Scholes option pricing model with the following assumptions: Underlying common stock value of $0.21; Expected term of 6.5 to 10 years Expected Volatility of 86.7%; Risk Free Interest Rate of 4.12%; and Dividend Yield of 0%.

Stock-based compensation expense recognized for options was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Research and development	$1,575	$—	$1,880	$611
General and administrative	9,830	16,031	15,674	45,822
Total	$11,405	$16,031	$17,554	$46,433
The following table summarizes information about options outstanding and exercisable at June 30, 2026:

	Options Outstanding			Options Exercisable
Exercise Price	Number of Options at June 30, 2026	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options Exercisable at June 30, 2026	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.21	514,684	9.8 years	$0.21	—	9.8 years	$0.21
$0.29	134,084	9.5 years	$0.29	50,197	9.5 years	$0.29
$340.20	2,903	4.7 years	$340.20	2,903	4.7 years	$340.20
$413.59	200	7.2 years	$413.59	142	7.2 years	$413.59
	651,871			53,242
Total stock option activity for the six months ended June 30, 2026, is summarized as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2025	139,922	$12.10	9.7 years	—
Granted	514,684	0.21	9.8 years	—
Exercised	—	—	—	—
Forfeited	(2,735)	—	—	—
Outstanding at June 30, 2026	651,871	$1.87	9.7 years	—
Vested and Exercisable at June 30, 2026	53,242	19.92	9.2 years	—

9. Net Loss Per Share
The following potential common stock equivalents, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect.

The accompanying notes are an integral part of these unaudited condensed financial statements.

AZITRA, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

	June 30,
	2026	2025
Options to purchase shares of common stock	651,871	6,247
Warrants outstanding	219,470,313	2,457,747
Total	220,122,184	2,463,994

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
During the periods ended June 30, 2026 and 2025, the Company did not capitalize any payments made under this license.
Operating Leases
The Company leases office and lab space in Branford, CT, Groton, CT, and Montreal, Quebec. The Company’s leases expire at various dates through April 30, 2028. Most leases are for a fixed term and for a fixed amount.
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
During May 2021, the Company entered into a new lease for office and laboratory space in Groton, CT. The Groton lease required monthly payments of $4,234, which was increased to $6,824 in September 2021 upon leasing additional space. In August 2024, the Company reassessed its needs and released certain lab space resulting in a decrease to the monthly payment to $5,216. In April 2026, the Company reassessed its needs and added additional lab space resulting in an increase to the monthly payment to $9,716. The Groton lease is initially for a one-year term, renewable annually for up to three additional years.

The accompanying notes are an integral part of these unaudited condensed financial statements.

AZITRA, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Future minimum payments under non-cancelable operating leases with initial or remaining terms in excess of one year during each of the next five years follow:

2026	$204,806
2027	194,145
2028	20,864
Thereafter	—
Total future undiscounted lease payments	419,815
Less interest	(11,248)
Present value of minimum lease payments	$408,567

Rent expense for all operating leases was $173,829 and $164,205 for the periods ended June 30, 2026 and 2025, respectively. The weighted average lease term for all operating leases is 1.1 years. The weighted average discount rate for all operating leases is 4.91%.
Finance Leases
During 2023, the Company entered into an agreement with Hewlett Packard to lease equipment. The lease requires monthly payments of $1,478, including tax. The lease is for a 3 year term with option of purchase or extension at term end. The remaining lease term is 0.1 years and the discount rate is 9.60%.

The following is a schedule showing the future minimum lease payments under finance leases by years and the present value of the minimum payments as of June 30, 2026.

2026	$1,486
Total future undiscounted lease payments	1,486
Less interest	—
Present value of minimum lease payments	$1,486
Lease expense for the finance lease was $7,740 for the periods ended June 30, 2026 and 2025. Interest expense for the finance lease was $243 and $1,030 for the periods ended June 30, 2026 and 2025, respectively.

11. Retirement Plan
Effective January 1, 2019, the Company sponsors a 401(k) plan that covers substantially all employees. In order to be eligible to participate, an employee must complete two consecutive months of service and work a minimum of two hundred fifty hours or work 1,000 hours in their first year of service. Employees may make pre-tax deferrals upon meeting the Plan eligibility requirements. Effective January 1, 2020, the 401(k) was transitioned to a safe harbor plan in which highly compensated employees are not eligible for matching contributions and non-highly compensated employees earn 100% match on first 3% contributed and 50% on the next 2% contributed. Total employer matching contributions were $9,000 and $8,273 for the periods ended June 30, 2026 and 2025, respectively.
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
As of June 30, 2026, all of the Company's fixed assets were maintained in the United States and Canada on an original costs basis of $942,051 and $294,564, respectively.

14. Subsequent Events
The Company has evaluated events subsequent to the balance sheet date through August 12, 2026, the date these financial statements are issued. Other than as disclosed elsewhere in these notes to the unaudited condensed financial statements, the Company has not identified any subsequent events requiring recognition or disclosure in these financial statements.

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
General
We were formed in January 2014 as a biopharmaceutical company focused on developing innovative therapies for precision dermatology using engineered proteins and live biotherapeutic products. Azitra also leverages its technologies to develop cosmetic ingredients for consumer-oriented products as well as recombinant proteins and peptides for research. We are an early-stage clinical biopharmaceutical company and have not commenced commercial operations.
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
On November 24, 2025, the Company entered into a securities purchase agreement (the “November A Purchase Agreement”) with Alumni Capital pursuant to which the Company agreed to issue and sell to Alumni Capital in a private placement offering (the "November PIPE Offering") priced at a premium to market in accordance with NYSE rules an aggregate of 535,759 shares of common stock of the Company, (ii) pre-funded warrants (the “November Pre-Funded Warrants”) to purchase up to an aggregate of 4,151,741 shares of Common Stock (the “November Pre-Funded Warrants Shares”) at an exercise price of $0.0001 per November Pre-Funded Warrant, and (iii) common stock purchase warrants (the “November Common Warrants” together with the November Pre-Funded Warrants, the “November Warrants”) to purchase up to an aggregate of 4,687,500 shares of Common Stock (the “November Common Warrant Shares” together with the November Pre-Funded Warrant Shares, the “November Warrant Shares”) at an exercise price of $0.32 per November Common Warrant. The offering price was $0.32 per share of Common Stock or November Pre-Funded Warrant and accompanying November Common Warrant (the “November Offering Price”). The November Pre-Funded Warrants are immediately exercisable and do not expire until exercised in full. The November Common Warrants are exercisable upon shareholder approval and will expire on the five-year anniversary of shareholder approval.
On March 18, 2026, Azitra, Inc. the Company entered into a Securities Purchase Agreement (the “March Purchase Agreement”) with the March Purchasers, pursuant to which the Company sold an aggregate of (i) 10,485 shares of its Series A convertible non-redeemable preferred stock, par value $0.0001 per share, (ii) Series B warrants to purchase up to 85,223,126 shares of the Company’s common stock, par value $0.0001 per share (or, in certain circumstances, pre-funded warrants to purchase shares of Common Stock), (iii) Series C warrants to purchase up to 85,223,126 shares of Common Stock (or, in certain circumstances, Pre-Funded Warrants) to the March Purchasers in a private placement (the “March PIPE Financing”). Each share of Series A Preferred Stock is being sold together with a Series B Warrant to purchase 8,128.1 shares of Common Stock and a Series C Warrant to purchase 8,128.1 shares of

Common Stock. The securities were sold at a purchase price of $1,000.00 per Security to the March Purchasers, which included the Company’s Chief Executive Officer, a consultant of the Company, and a holder of more than 5% of the Company’s outstanding Common Stock as of the date of the March Purchase Agreement. The Warrants will each have an exercise price of $0.123 per share.
As of August 12, 2026, the Company has sold 9,255,823 shares and issued 925,579 warrants to Alumni Capital LP under the ELOC with an estimated gross proceeds of approximately $6.2 million. During the three and six months ended June 30, 2026, the Company issued 1,300,000 shares of our common stock and 130,000 warrants under the ELOC resulting in net proceeds of approximately $215,000.
As of August 12, 2026, we had 60,603,742 shares of our common stock issued and outstanding. Except as otherwise indicated, all share and share price this report gives effect to a reverse stock split effected on July 1, 2024 at a ratio of 30-for-1 and August 21, 2025 at a ratio of 6.66-for-1. At the 2026 Annual Meeting of Stockholders, our stockholders approved an amendment to our certificate of incorporation authorizing our Board of Directors to effect one or more reverse stock splits of our outstanding common stock. As of the date of this filing, our Board is still evaluating the need for a further reverse split and, if needed, the exact split ratio based on our financing alternatives and NYSE American compliance considerations.
Overview
We are focused on developing innovative therapies for precision dermatology using engineered proteins and topical live biotherapeutic products. We have built a proprietary platform that includes a microbial library comprised of approximately 1,500 unique bacterial strains that can be screened for unique therapeutic characteristics. The platform is augmented by an artificial intelligence and machine learning technology, which can enable the transformation of previously genetically intractable strains. Our initial focus is on the development of genetically engineered strains of Staphylococcus epidermidis, or S. epidermidis, which we consider to be an optimal therapeutic candidate species for engineering of dermatologic therapies. The particular species demonstrates a number of well-described properties in the skin. As of the date of this report, we have identified among our microbial library over 60 distinct bacterial species that we believe are capable of being engineered to create living organisms or engineered proteins with significant therapeutic effect. We also leverage our technology to develop cosmetic ingredients for consumer-oriented products as well as recombinant proteins and peptides for research.
We are a pioneer in genetically engineered bacteria for therapeutic use in dermatology. Our goal is to leverage our platforms and internal microbial library bacterial strains to create new therapeutics that are either engineered living organisms or engineered proteins or peptides to treat skin diseases. Our initial focus is on the development of our current programs, including:
•ATR-COSF, which includes an engineered recombinant human filaggrin protein as a potential ingredient in cosmetic products used to address the appearance of fine lines and wrinkles. Initial testing on explanted cosmetic surgery skin began in Q1 2026. We plan to conduct a cosmetic study to evaluate the effect of the ingredient on human participants in the second half of 2026.
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
•ATR-04, which includes a genetically modified strain of S. epidermidis for treating the papulopustular rash experienced by cancer patients undergoing epidermal growth factor receptor inhibitor, or EGFRi, targeted therapy. In August 2024, we obtained IND clearance from the FDA to commence a Phase 1/2 clinical trial in certain cancer patients undergoing EGFRi targeted therapy. In September 2024, we obtained Fast Track designation by the FDA in this indication. We dosed the first patient in the Phase 1/2 clinical trial in the third quarter of 2025 and plan to announce initial data from Cohort 1 of the trial around Q4 2026.
•ATR-12, which includes a genetically modified strain of S. epidermidis for treating the orphan disease, Netherton syndrome, a chronic and sometimes fatal disease of the skin estimated to affect approximately one in every 100,000, but its prevalence may be underestimated due to misdiagnosis caused by similarities to other skin diseases. We received Pediatric Rare Disease Designation for ATR-12 by the United States Food and Drug Administration, or FDA, in 2019. In December 2022, we submitted an investigational new drug application, or IND, for a Phase 1b clinical trial of ATR-12 in Netherton syndrome patients, and on January 27, 2023 we received notification from the FDA that the “study may proceed” with respect to the proposed Phase 1b clinical trial. After submitting post-IND manufacturing reports, we have commenced operating activities for our Phase 1b clinical trial in December 2023, and we dosed our first patient in August 2024. We reported initial clinical safety results in the first half of 2025. In June 2026, we announced that we paused enrollment of our ongoing Phase 1b clinical trial for capital preservation. In the future, we may resume ATR-12 development in Netherton syndrome, as we have already developed improved topical formulations and next-generation live biotherapeutic candidates.

We also have established partnerships with teams from Carnegie Mellon University and the Fred Hutchinson Cancer Center, or "Fred Hutch", two of the premier academic centers in the United States. Our collaboration with the Carnegie Mellon based team also takes advantage of the power of whole genome sequencing. This partnership is mining our proprietary library of bacterial strains for novel, drug like peptides and proteins. The artificial intelligence/machine learning technology developed by this team predicts the molecules made by microbes from their genetic sequences. The system then compares the predictions to the products actually made through tandem mass spectroscopy and/or nuclear magnetic resonance imaging to refine future predictions. The predictions can be compared to publicly available 2D and 3D protein databases to select drug-like structures.
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
Our Strategy
Beyond our three lead product candidates, our goal is to develop a broad portfolio of product candidates focused on expanding the application of our platforms for precision dermatology and recombinant protein and peptide manufacturing. We believe that we have established a unique position in advancing the development of biologics for precision dermatology and high-value ingredients for the cosmetic industry.

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
•Advance our lead programs, ATR-04 and ATR-01, through clinical trials. In August 2024, we received IND clearance from the FDA for a first-in-human Phase 1b/2a clinical trial in patients with EGFRi-associated rash, and in September 2024, the FDA granted Fast Track designation for the ATR-04 program. We commenced a Phase 1b trial for our ATR-04 program in certain cancer patients undergoing EGFRi therapy in the fourth quarter of 2024 and initiated dosing the first patient in the ATR-04 Phase 1/2 clinical trial in the third quarter of 2025. We continue to conduct IND-enabling studies for the development of ATR-01 in 2026.
•Broaden our platform by selectively exploring strategic partnerships that maximize the potential of our precision dermatology programs. We intend to maintain significant rights to all of our core technologies and product candidates. However, we will continue to evaluate partnering opportunities in which a strategic partner could help us to accelerate development of our technologies and product candidates, provide access to synergistic combinations, or provide expertise that could allow us to expand into the treatment of different types of skin diseases and into other markets such as consumer health or biomanufacturing. We may also broaden the reach of our platform by selectively in-licensing technologies or product candidates. In addition, we will consider potentially out-licensing certain of our proprietary technologies for indications and industries that we are not ourselves pursuing. We believe our genetic engineering techniques and technologies have applicability outside of the field of medicine, including cosmetics and in the generation of clean fuels and bioremediation.
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
On March 13, 2026, the Company received an additional letter (the “March 2026 Letter”) from the NYSE American indicating that the Company is also not in compliance with the continued listing standard set forth in Section 1003(a)(iii) of the NYSE American Company Guide, which requires stockholders’ equity of at least $6.0 million if a listed company has reported losses from continuing operations and/or net losses in its five most recent fiscal years. The March 2026 Letter noted that the Company reported stockholders’ equity of $3.8 million as of December 31, 2025 and losses from continuing operations and/or net losses in its five most recent fiscal years ended December 31, 2025. The Company is seeking to regain compliance with Section 1003(a)(iii), in addition to Section 1003(a)(ii), of the NYSE American Company Guide by the April 1, 2027 plan period deadline pursuant to the Plan. During the plan period, the Company must provide quarterly updates to the NYSE American staff concurrent with its periodic filings, and if the Company does not make progress consistent with the Plan or does not regain compliance by the plan period deadline, the NYSE American may initiate delisting proceedings.
As of June 30, 2026, the Company reported total stockholders’ equity of approximately $7.3 million, which exceeds the minimum stockholders’ equity requirements of Sections 1003(a)(ii) and 1003(a)(iii) of the NYSE American Company Guide. Any determination that the Company has regained compliance with the applicable continued listing standards will be made by the NYSE American, and the Company remains subject to the Plan and the NYSE American’s periodic review during the plan period. There can be no assurance that the Company will regain, or thereafter maintain, compliance with all applicable NYSE American continued listing standards.
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
Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025
The following table summarizes our results of operations with respect to the items set forth below for the three months ended June 30, 2026 and 2025, together with the percentage change for those items.

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
Operating expenses:
General and administrative	2,067,639	1,469,513	598,126	41%
Research and development	1,351,529	1,401,839	(50,310)	(4)%
Total operating expenses	3,419,168	2,871,352	547,816	19%

Loss from operations	(3,419,168)	(2,871,352)	(547,816)	19%

Other income (expense):
Interest income	74,661	15,461	59,200	383%
Interest expense	(1,365)	(468)	(897)	192%
Change in fair value of warrants	—	54	(54)	(100)%
Other (expense) income	(1,788)	(32,688)	30,900	(95)%
Total other income (expense)	71,508	(17,641)	89,149	(505)%

Loss before income taxes	(3,347,660)	(2,888,993)	(458,667)	16%

Income tax expense	—	—	—	—%

Net loss	(3,347,660)	(2,888,993)	(458,667)	16%
Net loss attributable to common shareholders	$(3,347,660)	$(2,888,993)	$(458,667)	16%

General and Administrative
General and administrative costs during the second quarter of fiscal 2026 increased by approximately $598,000, or 41%, to $2,067,639 from the comparable prior period. The increase was primarily related to an increase in payroll and benefits of approximately $284,000 related to retention bonuses paid in the second quarter, an increase in approximately $165,000 in legal fees, an increase of approximately $72,000 in accounting costs associated with year end activities including the annual meeting, an increase of approximately $63,000 in the use of business consultants which was primarily attributed to increased hours due to incremental public company compliance initiatives and business development efforts, an increase of approximately $22,000 in financing costs and an increase of approximately $39,000 in other overhead expenses offset by a decrease of approximately $20,000 in overall insurance costs, a decrease of approximately $14,000 in public relation expenses, and a decrease of approximately $13,000 in software and equipment costs.

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
During the three months ended June 30, 2026 and 2025, our research and development expenses by category were as follows:

	Three Months Ended June 30,
Expense Category:	2026	2025
Preclinical and clinical research and development activities	$476,466	$880,184
Chemistry, manufacturing and controls (CMC)	177,244	21,685
Personnel & consultants related expenses	697,819	499,970
Total research and development expenses	$1,351,529	$1,401,839

During the second quarter of fiscal 2026, research and development expenses decreased by approximately $50,000, or 4%, to $1,351,529 from the comparable prior period. The decrease was primarily related to a net decrease of approximately $393,000 in research and development costs for our ATR-12 program as the program progresses through its clinical trial, a net decrease of approximately $37,000 for our ATR-04 program as the program progresses through its clinical trial, and a decrease of approximately $38,000 in the use of clinical consultants offset by an increase of approximately $198,000 in payroll and benefits related to retention bonuses paid in the second quarter, an increase of approximately $120,000 for our ATR-01 program as the program progresses, an increase of approximately $57,000 in lab supplies and an increase of approximately $42,000 in the use of CMC consultants, and a net increase of approximately $1,000 in other miscellaneous costs.

We expect our research and development expenses to significantly increase in the future due primarily to our planned clinical trial activity and continued development of product candidates, the research and development of cosmetic ingredients for our consumer-oriented products, and planned increases in personnel costs due to additional resource hires.
Other Income
Our other income consists of interest income, interest expense, change in the valuation of warrants carried at fair value, and loss on foreign currency. During the second quarter of fiscal 2026, other income increased by approximately $89,000, or 505%, compared to the comparable period in fiscal 2025. The increase was primarily related to an increase in interest income of $59,000 and a decrease in loss on foreign currency of approximately $30,000.
We expect our future other income to be consistent with prior periods.

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025
The following table summarizes our results of operations with respect to the items set forth below for the six months ended June 30, 2026 and 2025, together with the percentage change for those items.

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
Operating expenses:
General and administrative	4,440,998	3,319,651	1,121,347	34%
Research and development	2,912,094	2,651,939	260,155	10%
Total operating expenses	7,353,092	5,971,590	1,381,502	23%

Loss from operations	(7,353,092)	(5,971,590)	(1,381,502)	23%

Other income (expense):
Interest income	89,380	52,625	36,755	70%
Interest expense	(4,776)	(1,761)	(3,015)	171%
Other income (expense)	(6,412)	(36,809)	30,397	(83)%
Total other income (expense)	78,192	14,252	63,940	449%

Loss before Income Taxes	(7,274,900)	(5,957,338)	(1,317,562)	22%

Income Tax Expense	—	—	—	—%

Net loss	(7,274,900)	(5,957,338)	(1,317,562)	22%
Dividends on preferred stock	—	—	—	—%
Net loss attributable to common shareholders	$(7,274,900)	$(5,957,338)	$(1,317,562)	22%

General and Administrative

General and administrative costs during the first six months of fiscal 2026 increased by $1,121,000, or 34%, to $4,440,998 from the prior year period. The increase was primarily related to an increase of approximately $836,000 in legal costs which included a $623,000 write off of deferred patent costs in the first quarter 2026, an increase of approximately $187,000 in payroll and benefits costs which included payment of retention bonuses in the second quarter 2026, an increase of approximately $126,000 in the use of business consultants which was primarily attributed to increased hours due to incremental public company compliance initiatives and business development efforts and an increase of approximately $17,000 in hiring costs offset by a decrease of approximately $36,000 in insurance costs, a decrease of approximately $9,000 in financing costs.

Research and Development

Research and development expenses include salaries and benefits of all research personnel, payments to contract research organizations, payments to research consultants, and the purchase of lab supplies. These expenses are offset by development tax credits.

Historically, we have not reported research and development expenses by program or by product candidates due to certain operational and system constraints. During six months ended June 30, 2026 and June 30, 2025 our research and development expenses by category were as follows:

	Six Months Ended June 30,
Expense Category:	2026	2025
Preclinical and clinical research and development activities	$1,035,645	$1,548,946
Chemistry, manufacturing and controls (CMC)	672,429	51413
Personnel & consultants related expenses	1,204,020	1051580
Total research and development expenses	$2,912,094	$2,651,939

During the first six months of fiscal 2026, research and development expenses increased by $260,000, or 10%, to $2,912,094 from the comparable prior period. The increase was primarily related to an increase of approximately $604,000 in research and development related costs attributable to our efforts in moving our ATR-01 program forward, an increase of approximately $185,000 in salaries and benefits which includes the payout of retention bonuses in the second quarter of 2026, an increase of approximately $74,000 in lab supplies, an increase of approximately $65,000 attributable to the use of CMC consultants, an increase of $16,000 attributable to moving our ATR-04 program forward, and an overall increase of approximately $4,000 in other costs offset by a decrease of approximately $600,000 in our ATR-12 program, and a decrease of approximately $88,000 in the use of clinical consultants.

We expect our research and development expenses to significantly increase in the future due primarily to our planned clinical trial activity and continued development of product candidates.

Other Income (Expense)

Our other income consists of interest income, interest expense, change in the valuation of warrants carried at fair value, and loss on foreign currency. During the first six months of fiscal 2026, other income increased by $64,000, or 449%, compared to the comparable period in fiscal 2025. The increase was primarily related to an increase of $37,000 in interest income and a decrease in the loss on foreign currency of approximately $31,000 offset by an increase in interest expense of approximately $4,000.

Financial Condition
As of June 30, 2026, we had total assets of approximately $8.9 million and working capital of approximately $5.9 million. As of June 30, 2026, our liquidity included approximately $6.7 million of cash and cash equivalents. We believe that our cash on-hand as of the date of this report will not be sufficient to cover our proposed plan of operations over the next twelve months. We intend to seek additional funds through various financing sources, including the sale of our equity and debt securities, federal grants, licensing fees for our technology and joint ventures with industry partners. In addition, we will consider alternatives to our current business plan that may enable us to achieve revenue producing operations and meaningful commercial success with a smaller amount of capital. However, there can be no guarantees that such funds will be available on commercially reasonable terms, if at all. If such financing is not available on satisfactory terms, we may be unable to further pursue our business plan and we may be unable to continue operations.
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

As of the date of this filing, management has determined there is substantial doubt about our ability to continue as a going concern based on our lack of revenue from commercial operations, significant losses, and the need to raise additional capital to support ongoing operations. Our contractual commitments primarily consist of operating and financing leases with contractual undiscounted balances of $419,815, and $1,486, respectively as of June 30, 2026. Refer to Note 10 for more detailed information regarding our lease commitments. Additionally, as we continue to progress our product candidates through clinical trials, we will continue to incur additional costs related to our CRO's. It is common in our industry for the CRO's to require significant up-front cash payments prior to the beginning of such trial phases, and additional cash payments upon the achievement of certain milestones per the contracts' terms.
Cash Flows

The following table shows a summary of our cash flows for the periods indicated:

	Six Months Ended June 30,
	2026	2025

Net cash used in operating activities	$(5,768,440)	$(5,886,798)

Net cash used in investing activities	$(154,680)	$(57,973)

Net cash provided by financing activities	$10,582,845	$2,435,782

Net increase (decrease) in cash	$4,659,725	$(3,508,989)

Operating Activities
During the first six months of fiscal 2026, operating activities used approximately $5.8 million of cash primarily driven by our net loss of approximately $7.3 million offset by approximately $624,000 of impairment expenses related to our patents, approximately $557,000 in accounts payable and accrued expenses and approximately $239,000 in prepaid expenses. During the comparable period of fiscal 2025, operating activities used approximately $5.9 million of cash primarily driven by our net loss of approximately $6.0 million.
Investing Activities
During the first six months of fiscal 2026, investing activities used approximately $155,000 of cash driven by approximately $100,000 in trademark and deferred patent costs and approximately $55,000 for the purchase of equipment. During the comparable period of fiscal 2025, investing activities used approximately $58,000 of cash driven by approximately $50,000 in trademark and deferred patent costs and approximately $11,000 for the purchase of equipment offset by proceeds of approximately $3,000 for the sale of equipment.
Financing Activities
During the first six months of fiscal 2026, financing activities provided approximately $10.6 million in cash primarily driven by proceeds from our private placement in March, draws on our equity line of credit and exercise of warrants. During the comparable period of fiscal 2025, financing activities provided approximately $2.4 million in cash primarily driven by proceeds from our follow-on offerings in January and February 2025.
Critical Accounting Policies
During the six months ended June 30, 2026, there were no material changes to our critical accounting policies previously disclosed in our Form 10-K for the year ended December 31, 2025 and filed with the SEC on February 27, 2026.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this Item.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as of June 30, 2026. In the course of that evaluation, we identified a material weakness as it relates to a lack of adequate segregation of accounting functions that was identified in connection with the audits of our financial statements as of December 31, 2025 and 2024 and for each of the years in the two year period ended December 31, 2025 and 2024. We intend to increase staffing within our accounting infrastructure sufficient to facilitate proper segregation of accounting functions and to enable appropriate review of our internally prepared financial statements. Based upon the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2026.
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
Notwithstanding the existence of the material weaknesses discussed above, our management, including our CEO and CFO, has concluded that the financial statements included in this Quarterly Report fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in this Quarterly Report in conformity with U.S. GAAP.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those forward-looking statements include our expectations, beliefs, intentions and strategies regarding the future. You should carefully consider the risk factors discussed in the “Risk Factors” section in our Form 10-K for the year ended December 31, 2025 (the "2025 Form 10-K") as, in light of those risks, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in our forward-looking statements. Other than as set forth below, there have been no material changes in the risk factors included in our 2025 Form 10-K. The risk factors described in our 2025 Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.
Changes in U.S. and international trade policies may adversely impact our business and operating results.
We currently rely on foreign third-party manufacturers and service providers in connection with certain aspects of our clinical operations. The U.S. government and persons involved in the Trump administration have made statements and taken certain actions that have led to, and may continue to lead to, changes to U.S. and international trade policies. In April 2025, the U.S. government commenced collecting a 10% tariff on imports from many countries, with higher levies on goods from larger trading partners. Since that time, the scope, rates and application of announced tariffs have been modified on multiple occasions, and further changes may occur. If maintained, tariffs and the potential escalation of trade disputes with foreign countries could pose a risk to our business and could result in higher operating expenses. The extent and duration of any tariffs and the resulting impact on general economic conditions and on our business are uncertain and depend on various factors, such as negotiations between the United States and other countries, the response of such countries, exemptions or exclusions that may be granted, availability and cost of alternative sources of supply of materials we purchase from companies targeted with tariffs. The foreign country hardest hit by the U.S. tariffs to date has been China; however, we do not currently import any goods or services from China. The tariffs have not been applied to the provision of services by foreign service providers as of the date of this filing, however there can be no assurance that the U.S. administration will not attempt to apply tariffs to the provision of overseas services going forward. There can be no assurance that U.S. policies on tariffs and international trade will not increase the cost of manufacturing our product candidates and supporting materials and import or export of raw materials and finished product candidates used in our and our collaborators’ preclinical studies and clinical trials.
Our outstanding warrants and options are exercisable for a number of shares of common stock that substantially exceeds the number of shares of our common stock currently outstanding, and future exercises, sales and other issuances of our common stock could result in substantial dilution to our stockholders and could cause the market price of our common stock to decline.
As of June 30, 2026, we had 60,603,742 shares of common stock outstanding, and there were outstanding warrants to purchase an aggregate of 219,470,313 shares of common stock, including pre-funded warrants to purchase 42,411,822 shares of common stock at an exercise price of $0.0001 per share and Series B Warrants and Series C Warrants to purchase an aggregate of 168,846,252 shares of common stock at an exercise price of $0.123 per share, as well as outstanding options to purchase 651,871 shares of common stock. The exercise of outstanding warrants and options, sales under the ELOC and other issuances of equity or equity-linked securities would dilute, in some cases substantially, the ownership interests of our existing stockholders. In addition, substantially all of the shares of common stock issuable upon exercise of our outstanding warrants have been, or are required to be, registered for resale under the Securities Act, and sales of a substantial number of shares of our common stock in the public market, or the perception that such sales may occur, could cause the market price of our common stock to decline and could impair our ability to raise capital through future sales of equity securities. The exercise price of the Series C Warrants is also subject to a downward reset in certain circumstances described in Note 6 to our unaudited condensed financial statements included elsewhere in this report, which could result in issuances of common stock at prices below the current exercise price.

We are not in compliance with the NYSE American continued listing standards. If we are unable to regain compliance within the applicable plan period, or thereafter fail to maintain compliance, the NYSE American may delist our common stock, which would adversely affect the market price and liquidity of our common stock and our ability to raise capital.
As described elsewhere in this report, on October 1, 2025 and March 13, 2026, we received deficiency letters from the NYSE American with respect to the minimum stockholders’ equity requirements of Sections 1003(a)(ii) and 1003(a)(iii), respectively, of the NYSE American Company Guide. The NYSE American accepted our plan of compliance and granted a plan period through April 1, 2027, during which we must make progress consistent with the plan and provide quarterly updates to the NYSE American staff. Although our stockholders’ equity as of June 30, 2026 was approximately $7.3 million, which exceeds the applicable minimum stockholders’ equity requirements, any determination that we have regained compliance will be made by the NYSE American, and we expect to continue to incur net losses, which could cause our stockholders’ equity to again fall below the applicable requirements. If we fail to regain compliance by the end of the plan period, fail to make progress consistent with the plan or otherwise fail to comply with the NYSE American’s continued listing standards (including as a result of a low selling price of our common stock), the NYSE American may commence delisting proceedings. Delisting would likely reduce the liquidity and market price of our common stock, reduce the number of investors willing or permitted to hold our common stock and impair our ability to raise capital, including under the ELOC and our existing registration statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of equity securities during the quarter ended June 30, 2026, that were not previously reported in a Current Report on Form 8-K.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the quarter ended June 30, 2026, none of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits

Number	Exhibit Description	Method of Filing

3.1	Second Amended and Restated Certificate of Incorporation of the Registrant	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on June 21, 2023.
3.2	Second Amended and Restated Bylaws of the Registrant	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on June 21, 2023.
3.3	Certificate of Amendment dated June 27, 2024 to Amended and Restated Certificate of Incorporation	Incorporated herein by reference to the Company's Form S-3 filed on July 1, 2024.
3.4	Certificate of Amendment filed with the Delaware Secretary of State on July 3, 2025	Incorporated herein by reference to the Company’s 8-K filed on July 3, 2025.
3.5	Amendment to Second Amended and Restated Bylaws of the Registrant	Incorporated herein by reference to the Company's Current Report on Form 10-Q filed on August 12, 2024.
3.6	Certificate of Amendment filed with the Delaware Secretary of State on August 20, 2025	Incorporated herein by reference to the Company's 8-K filed on August 20, 2025.
3.7	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Non-Redeemable Preferred Stock	Incorporated by reference to the Company's 8-K filed on March 23, 2026
3.8	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Azitra, Inc., as filed on June 15, 2026	Incorporated by reference to the Company's 8-K filed on June 16, 2026
31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002	Filed electronically herewith.
31.2	Certification under Section 302 of the Sarbanes-Oxley Act of 2002	Filed electronically herewith.
32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AZITRA, INC.

Date: August 12, 2026	By:	/s/ Francisco D. Salva
Francisco D. Salva,
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2026	By:	/s/ Norman Staskey
Norman Staskey
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Francisco D. Salva	President, Chief Executive Officer and Director	August 12, 2026
Francisco D. Salva,	(Principal Executive Officer)

/s/ Norman Staskey	Chief Financial Officer, and Treasurer	August 12, 2026
Norman Staskey	(Principal Financial and Accounting Officer)

/s/ Travis Whitfill	Chief Operating Officer, Secretary, and Director	August 12, 2026
Travis Whitfill

/s/ Barbara Ryan	Director	August 12, 2026
Barbara Ryan

/s/ John Schroer	Director	August 12, 2026
John Schroer