Form 10-Q
period 2026-09-30
Azitra, Inc.
filed 2026-11-12
CIK 1701478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant's common stock outstanding as of November 12, 2026 was 6,060,435.

Part I FINANCIAL INFORMATION
ITEM 1. Financial Statements.
AZITRA, INC.
CONDENSED BALANCE SHEETS

	September 30, 2026	December 31, 2025
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$3,750,710	$2,068,083
Accounts receivable	—	912
Tax credits receivable	124,580	140,383
Income tax receivable	5,149	—
Deferred offering costs	31,731	—
Prepaid expenses	879,056	809,949
Total current assets	4,791,226	3,019,327

Property and equipment, net	520,304	548,591
Financing lease right-of-use asset, net	—	9,041
Operating lease right-of-use asset, net	308,940	404,444
Intangible assets, net	225,789	316,673
Deferred patent costs	76,881	679,908
Other assets	50,453	47,402
Total assets	$5,973,593	$5,025,386

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	596,800	399,356
Income tax payable	—	6,256
Current financing lease liability	—	10,111
Current operating lease liability	274,197	255,776
Insurance premium financing liability	—	198,983
Accrued expenses	669,137	197,484
Total current liabilities	1,540,134	1,067,966

Long-term operating lease liability	35,962	156,190

Total liabilities	1,576,096	1,224,156

The accompanying notes are an integral part of these financial statements.

Part I FINANCIAL INFORMATION
ITEM 1. Financial Statements.
AZITRA, INC.
CONDENSED BALANCE SHEETS

Commitments and contingencies (Note 10)

Stockholders' equity
Preferred stock; $0.0001 par value; 10,000,000 shares authorized at September 30, 2026 and December 31, 2025; 0 shares issued and outstanding at September 30, 2026 and December 31, 2025	—	—
Common stock; $0.0001 par value, 750,000,000 and 200,000,000 shares authorized at September 30, 2026 and December 31, 2025, respectively, 6,060,335 and 1,074,031 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively.	606	107
Additional paid-in capital	83,142,766	72,322,319
Accumulated deficit	(78,745,875)	(68,521,196)
Total stockholders' equity	4,397,497	3,801,230
Total liabilities and stockholders' equity	$5,973,593	$5,025,386

The accompanying notes are an integral part of these unaudited condensed financial statements.

AZITRA, INC.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Operating expenses:
General and administrative	$1,614,814	$1,588,406	$6,055,812	$4,908,057
Research and development	1,290,644	1,180,078	4,202,738	3,832,017
Total operating expenses	2,905,458	2,768,484	10,258,550	8,740,074

Loss from operations	(2,905,458)	(2,768,484)	(10,258,550)	(8,740,074)

Other income (expense):
Interest income	48,531	4,823	137,911	57,448
Interest expense	—	(372)	(4,776)	(2,133)
Change in fair value of warrants	—	133	—	330
Other expense	(92,852)	(628)	(99,264)	(37,437)
Total other income (expense)	(44,321)	3,956	33,871	18,208

Loss before income taxes	(2,949,779)	(2,764,528)	(10,224,679)	(8,721,866)

Income tax expense	—	—	—	—

Net loss attributable to common stockholders	$(2,949,779)	$(2,764,528)	$(10,224,679)	$(8,721,866)

Net loss per share, basic and diluted	$(0.29)	$(6.71)	$(2.05)	$(30.56)

Weighted average common stock outstanding, basic and diluted	10,301,517	411,769	4,996,412	285,434

The accompanying notes are an integral part of these unaudited condensed financial statements.

AZITRA, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-in-Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance - December 31, 2024	—	$—	114,504	$11	$63,264,112	$(57,565,825)	5,698,298
Follow-on public offering, net of issuance costs of $269,948	—	—	72,938	7	1,186,286	—	1,186,293
Follow-on public offering, net of issuance costs of $133,076	—	—	37,470	4	560,972	—	560,976
Stock-based compensation	—	—	—	—	30,402	—	30,402
Net loss	—	—	—	—	—	(3,068,345)	(3,068,345)
Balance, March 31, 2025	—	$—	224,912	$22	$65,041,772	$(60,634,170)	$4,407,624
Draws on equity line of credit, net of issuance costs of $79,985	—	—	45,000	5	694,303	—	694,308
Stock-based compensation	—	—	—	—	16,031	—	16,031
Net loss	—	—	—	—	—	(2,888,993)	(2,888,993)
Balance, June 30, 2025	—	$—	269,912	$27	$65,752,106	$(63,523,163)	$2,228,970
Draws on equity line of credit, net of issuance costs of $—	—	—	290,583	29	2,847,710	—	2,847,739
Stock-based compensation	—	—	—	—	4,165	—	4,165
Offering costs and other miscellaneous adjustments	—	—	—	—	(37,171)	—	(37,171)
Net loss	—	—	—	—	—	(2,764,528)	(2,764,528)
Balance, September 30, 2025	—	$—	560,495	56	$68,566,810	$(66,287,691)	$2,279,175

The accompanying notes are an integral part of these unaudited condensed financial statements.

AZITRA, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-in-Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance - December 31, 2025	—	—	1,074,031	$107	$72,322,318	$(68,521,195)	$3,801,230
Private Placement, net of issuance costs of $100,806	10,485	—	—	—	10,384,194	—	10,384,194
Draws on equity line of credit, net of issuance costs of $—	—	—	130,000	13	215,937	—	215,950
Exercise of Warrants	—	—	415,174	42	(42)	—	—
Stock-based compensation	—	—	—	—	6,149	—	6,149
Net loss	—	—	—	—	—	(3,927,240)	(3,927,240)
Balance - March 31, 2026	10,485	$—	1,619,205	$162	$82,928,556	$(72,448,435)	$10,480,283
Exercise of Warrants	—	—	769,608	77	196,723	—	196,800
Conversion of Preferred Stock to Common Stock	(10,485)		3,671,517	367	(367)	—	—
Stock-based compensation	—	—	—	—	11,405	—	11,405
Offering Costs and Other Miscellaneous Adjustments			6		(6,489)		(6,489)
Net loss	—	—	—	—	—	(3,347,660)	(3,347,660)
Balance - June 30, 2026	—	$—	6,060,335	$606	$83,129,828	$(75,796,095)	$7,334,339
Stock-based compensation					12,937		12,937
Net loss						(2,949,779)	(2,949,779)
Balance - September 30, 2026	—	$—	6,060,335	$606	$83,142,765	$(78,745,874)	$4,397,497

Amounts in the Condensed Statements of Changes in Stockholders' Equity may not foot or tie to preceding financial statements due to rounding

The accompanying notes are an integral part of these unaudited condensed financial statements.

AZITRA, INC.
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(10,224,679)	$(8,721,866)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	114,568	103,059
Gain/Loss on lease modification	(828)	8,564
Amortization of right-of-use assets	224,263	236,981
Stock based compensation	30,491	50,598
Change in fair value of warrant liability	—	(330)
Gain on disposal of property and equipment	—	2,069
Impairment of intangible assets and deferred patent costs	802,800	—

Changes in operating assets and liabilities:
Accounts receivable	912	233
Prepaid expenses	(69,107)	50,970
Other assets	(3,050)	(298)
Tax credits receivable	15,803	91,297
Income tax payable	(11,405)	(17,214)
Accounts payable and accrued expenses	670,596	93,554
Operating lease liability	(220,698)	(229,131)
Net cash used in operating activities	(8,670,334)	(8,331,514)

Cash flows from investing activities:
Purchases of property and equipment	(73,375)	(14,964)
Proceeds from sale of property and equipment	—	3,153
Deferred patent costs	(123,294)	(87,240)
Net cash used in investing activities	(196,669)	(99,051)

Cash flows from financing activities
Payment of deferred offering/issuance costs	(31,731)	—
Principal payments on finance leases	(10,111)	(11,900)
Proceeds from public offerings, net	—	1,746,988

The accompanying notes are an integral part of these unaudited condensed financial statements.

AZITRA, INC.
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

Proceeds from exercise of warrants	196,800	—
Proceeds from private placement, net	10,377,705	—
Proceeds from equity line of credit	215,950	3,542,636
Repayment of insurance premium financing liability	(198,983)	—
Net cash provided by financing activities	10,549,630	5,277,724

Net change in cash and cash equivalents	1,682,627	(3,152,841)

Cash and cash equivalents at beginning of period	2,068,083	4,554,719
Cash and cash equivalents at end of period	$3,750,710	$1,401,878

Supplemental disclosure of non-cash investing and financing information:

Financed insurance premium exchanged for prepaid insurance	$—	295,560
Purchases of fixed assets in accounts payable	—	9,249

The accompanying notes are an integral part of these unaudited condensed financial statements.

AZITRA, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1. Organization and Nature of Operations
Azitra, Inc. (the "Company," "Azitra," "We," "us," and "our".) was founded on January 2, 2014. We are a synthetic biology company focused on developing innovative therapies for precision dermatology using engineered proteins and live biotherapeutic products by screening and genetically engineering microbes of the skin. The mission is to discover and develop novel therapeutics to create a new paradigm for treating skin disease. The Company’s discovery platform is screened for naturally occurring bacterial cells with beneficial effects. These microbes are then genomically sequenced and engineered to make cellular therapies, recombinant therapeutic proteins, peptides and small molecules for precision treatment of dermatology diseases. Azitra also leverages these technologies to develop cosmetic ingredients for consumer-oriented products as well as recombinant proteins and peptides for research. On May 17, 2023, the Company changed its name from “Azitra Inc” to “Azitra, Inc.”
In addition to our corporate headquarters located in Branford, Connecticut, the Company maintains a location in Montreal, Canada for certain research activities. The Company also opened a manufacturing and laboratory space in Groton, Connecticut during 2021.
Stock Splits, Change in Par Value, Increase in Shares Authorized, Initial and Follow-on Public Offerings, Equity Line of Credit Issuances, and ATM Program
In June 2023, the Company completed its initial public offering (IPO) in which it issued and sold 751 shares of its common stock at a price to the public of $9,990.00 per share. The shares began trading on the NYSE American on June 16, 2023 under the symbol “AZTR”. The net proceeds received by the Company from the IPO were $6.0 million, after deducting underwriting discounts, commissions and other offering expenses.
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
In February 2024, the Company completed a follow-on public offering (the "February 2024 Offering") in which it issued and sold 8,340 shares of its common stock at a price to the public of $599.40 per share. The net proceeds received by the Company from the follow-on public offering were $4.3 million, after deducting underwriting discounts, commissions and other offering expenses. For further information regarding the February 2024 Offering and related warrant issuance, refer to Notes 6 and 7 respectively.
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
In July 2024, the Company completed a follow-on public offering (the "July 2024 Offering") in which it issued and sold 100,075 shares of its common stock at a price of $99.90 per share and Class A Warrants exercisable for an aggregate 200,126 shares of common stock. The net proceeds received by the Company from the follow-on public offering were $9.1 million, after deducting placement agent's fees and other offering expenses. For further information regarding the July 2024 Offering and related warrant issuance, refer to Notes 6 and 7 respectively.
In January 2025, the Company completed a follow-on offering (the "January 2025 Offering") in which it issued and sold 72,938 shares of its common stock at a price of $19.98 per share. The net proceeds received by the Company from the January 2025 offering were $1.2 million, after deducting placement agent's fees and other offering expenses. The shares were offered by the Company pursuant to a shelf registration statement on Form S-3 filed with the SEC on July 1, 2024, and a final prospectus supplement dated January 15, 2025. For further information regarding the January 2025 Offering, refer to Notes 6 and 7 respectively.
In February 2025, the Company completed a follow-on offering (the "February 2025 Offering") in which it issued 37,470 shares of its common stock at a public offering price of $18.55 per share and warrants to purchase up to 33,720 shares of common stock at an exercise price of $35.97. The net proceeds received by the Company from the February 2025 offering were $560,976 after deducting placement agent's fees and other offering expenses. The shares were offered by the Company pursuant to a shelf registration statement on Form S-3 filed with the SEC on July 1, 2024, and a final prospectus supplement dated February 6, 2025. For further information regarding the February 2025 Offering and related warrant issuance, refer to Notes 6 and 7, respectively.

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
Under the terms of the ELOC, the Company has issued an aggregate of 925,579 shares of common stock and issued 92,555 warrants. The aggregate gross proceeds received by the Company under the ELOC are $6.2 million. As of November 12, 2026, approximately $13.8 million is available under the ELOC for future share issuances. For further information regarding the ELOC, refer to Notes 6 and 7 respectively.
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
On November 24, 2025, the Company entered into a securities purchase agreement (the “November Purchase Agreement”) with Alumni Capital pursuant to which the Company agreed to issue and sell to Alumni Capital in a private placement offering (the " November PIPE Offering") priced at a premium to market in accordance with NYSE rules an aggregate of 53,576 shares of common stock of the Company, (ii) pre-funded warrants (the “November Pre-Funded Warrants”) to purchase up to an aggregate of 415,174 shares of Common Stock (the “November Pre-Funded Warrants Shares”) at an exercise price of $0.0001 per November Pre-Funded Warrant, and (iii) common stock purchase warrants (the “November Common Warrants” together with the November Pre-Funded Warrants, the “November Warrants”) to purchase up to an aggregate of 468,750 shares of Common Stock (the “November Common Warrant Shares” together with the November Pre-Funded Warrant Shares, the “November Warrant Shares”) at an exercise price of $3.20 per November Common Warrant. The offering price was $3.20 per share of Common Stock or November Pre-Funded Warrant and accompanying November Common Warrant (the “Offering Price”). The November Pre-Funded Warrants are immediately exercisable and do not expire until exercised in full. The November Common Warrants were exercisable upon shareholder approval and will expire on the five-year anniversary of shareholder approval. For further information regarding the PIPE Offering, refer to Notes 6 and 7 respectively.
During the nine months ended September 30, 2026, all November Pre-Funded Warrants have been exercised by Alumni Capital.
On March 18, 2026, the Company entered into a securities purchase agreement (the "Series A Purchase Agreement") in which it issued and sold 10,485 shares of its Series A Preferred Stock (the "Series A Offering") at a price of $1,000 per share, which are convertible into 8,522,306 shares of common stock, Series B Warrants exercisable for an aggregate 8,522,306 shares of common stock, and Series C Warrants exercisable for an aggregate 8,522,306 shares of common stock. The net proceeds received by the Company from the Series A Offering were approximately $10.4 million, after deducting offering expenses. For further information related to the Series A Offering and related warrant issuances, refer to Notes 6 and 7 respectively.
On June 16, 2026, pursuant to the terms of the Series A Purchase Agreement, the 10,485 shares of Series A Preferred Stock converted to 3,671,517 shares of common stock and 4,850,789 pre-funded warrants.
On September 28, 2026, the Company entered into a sales agreement (the “September Sales Agreement”) with A.G.P./Alliance Global Partners (“A.G.P.”), pursuant to which the Company may issue and sell, from time to time, to or through A.G.P., in the Company’s sole discretion, shares of its common stock, having an aggregate offering price of up to $3,503,232 (the “Placement Shares”) subject to certain conditions, through A.G.P. as sales agent. The issuance and sale, if any, of the Placement Shares by the Company under the Sales Agreement will be made pursuant to the Company’s effective registration statement on Form S-3 (File No. 333-280648) (as amended, the “Registration Statement”), which was filed with the SEC on July 1, 2024, as amended on July 5, 2024 and declared effective on July 8, 2024, the base prospectus contained therein, and a prospectus supplement that was filed with the SEC on September 28, 2026 pursuant to Rule 424(b) under the Securities Act. A.G.P. may sell the Placement Shares by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) of the Securities Act, including, without limitation, sales made on or through the NYSE American, on any other existing trading market for the common stock or to or through a market maker. A.G.P. may also sell Placement Shares in negotiated transactions with the Company’s prior written consent. A.G.P. will use

The accompanying notes are an integral part of these unaudited condensed financial statements.

AZITRA, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
commercially reasonable efforts consistent with its normal trading and sales practices and applicable state and federal laws, rules and regulations and the rules of the NYSE American, to sell the Placement Shares from time to time, up to the amount specified in, and otherwise in accordance with the terms of the applicable placement notice. Effective October 26, 2026, the Company decided not to utilize its at-the-market offering program (the “ATM Program”) under the sales agreement, dated September 28, 2026, between the Company and A.G.P./Alliance Global Partners for the foreseeable future and will not sell shares under the ATM Program. From September 28, 2026 through October 26, 2026, the Company sold an aggregate of 1,000 shares of common stock under the ATM Program for aggregate gross proceeds of approximately $126. The Company may resume sales under the ATM Program or pursue other financing transactions at any time in its discretion, and makes no assurance as to whether or when it will do so.
On October 26, 2026, the Company effected a 10-for-1 reverse stock split of its issued and outstanding shares of common stock (the "2026 Reverse Stock Split") and began trading on a split-adjusted basis the same day. There was no change in par value. Accordingly, all share and per share amounts for all periods presented in the accompanying unaudited condensed financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect the effect of the 2026 Reverse Stock Split. Refer to Note 6 for additional details relating to the 2024 Reverse Stock Split, the 2025 Reverse Stock Split, and the 2026 Reverse Stock Split (together, the "Reverse Stock Splits").
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
The Company’s management submitted the Plan to the NYSE American by the October 31, 2025 deadline and the NYSE American accepted the Plan on December 16, 2025.
On March 13, 2026, the Company received an additional letter (the “March 2026 Letter”) from the NYSE American indicating that the Company was also not in compliance with the continued listing standard set forth in Section 1003(a)(iii) of the NYSE American Company Guide, which requires stockholders’ equity of at least $6.0 million if a listed company has reported losses from continuing operations and/or net losses in its five most recent fiscal years. The March 2026 Letter noted that the Company reported stockholders’ equity of $3.8 million as of December 31, 2025 and losses from continuing operations and/or net losses in its five most recent fiscal years ended December 31, 2025. The Company sought to regain compliance with Section 1003(a)(iii), in addition to Section 1003(a)(ii), of the NYSE American Company Guide by the April 1, 2027 plan period deadline pursuant to the Plan. During the plan period, the Company must provide quarterly updates to the NYSE American staff concurrent with its periodic filings, and if the Company does not make progress consistent with the Plan or does not regain compliance by the plan period deadline, the NYSE American may initiate delisting proceedings as set forth in the NYSE American Company Guide.
On August 19, 2026, the Company received a letter from NYSE Regulation confirming that the Company regained compliance with all of the NYSE American continued listing standards set forth in Part 10 of the NYSE American Company Guide, including resolution of the previously identified deficiencies under Sections 1003(a)(ii) and 1003(a)(iii) of the NYSE American Company Guide. As a result, the “below compliance” (“.BC”) indicator was removed from the Company’s trading symbol for its common stock and the Company was removed from the NYSE American’s list of noncompliant issuers on its website.
The Company remains subject to the NYSE American’s continued listing monitoring procedures. In accordance with Section 1009(h) of the NYSE American Company Guide, if the Company is again determined to be below any of the continued listing standards within 12 months of the date of the letter, the NYSE American will examine the relationship between the two incidents of noncompliance and re-evaluate the Company’s method of financial recovery from the first incident, and will then take the appropriate action, which, depending on the circumstances, may include truncating the compliance procedures described in Section 1009 of the NYSE American Company Guide or immediately initiating delisting proceedings. As of September 30, 2026, the Company reported total stockholders’ equity of approximately $4.4 million, which is below the $6.0 million minimum stockholders’ equity requirement of Section 1003(a)(iii) of the NYSE American Company Guide. There can be no assurance that the Company will be able to maintain compliance with the NYSE American’s continued listing standards.

The accompanying notes are an integral part of these unaudited condensed financial statements.

AZITRA, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Going Concern Matters
The unaudited condensed financial statements have been prepared on the going concern basis, which assumes that the Company will continue in operation for the foreseeable future, and which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, management has identified the following conditions and events that created an uncertainty about the ability of the Company to continue as a going concern. As of and for the nine months ended September 30, 2026, the Company has an accumulated deficit of approximately $78.7 million, a loss from operations of approximately $10.3 million, used approximately $8.7 million to fund operations and had approximately $3.3 million of working capital.
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
Unaudited Interim Financial Information
The unaudited interim financial statements and related notes have been prepared in accordance with U.S. GAAP for interim financial information, within the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and disclosures normally included in the annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The unaudited interim financial statements have been prepared on a basis consistent with the audited financial statements and in the opinion of management, reflect all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the results for the interim periods presented and of the financial condition as of the date of the interim balance sheet. The financial data and the other information disclosed in these notes to the interim financial statements related to the three and nine month periods ended September 30, 2026 are unaudited. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These unaudited interim financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2025, and notes thereto that are included in the Company’s Annual Report on Form 10-K as filed with the SEC on February 27, 2026.

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
In July 2024, the Company also filed a Form S-3 Registration Statement and recorded deferred issuance costs as a long-term asset. In September 2025, the Company wrote off the remaining deferred issuance costs of $35,435 as it was uncertain the Company would be able to issue additional shares against the Form S-3 Registration Statement. The write-off resulted in a reduction to additional paid-in capital. In September 2026, the Company filed a Prospectus Supplement and recorded deferred issuance costs of $31,731 as a long-term asset.
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

AZITRA, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
At September 30, 2026, the Company had operating right-of-use assets with a net value of $308,940 and current and long-term operating lease liabilities of $274,197 and $35,962, respectively.
In 2023, the Company entered into a lease for the use of certain equipment that was classified as a finance lease. The finance lease has a term of 36 months. At September 30, 2026, the Company has fully paid the financing lease.
Deferred Patent Costs
Deferred patent costs represent legal and filing expenses incurred related to the submission of patent applications for patents pending approval. These deferred costs will be reclassed to intangible assets and begin to be amortized over their estimated useful lives upon the formal approval of the patent. If the patent is not issued, the costs associated with the patent will be expensed in the year the patent was rejected. Deferred patent costs are reviewed for impairment at each reporting period. The costs associated with any impairment are expensed in the period the deferred patent costs are determined to be impaired. In connection with its review of the financial statements, the Company recorded impairment expenses of $623,532 during the three months ended March 31, 2026 related to our pending international patent applications, which were determined to be impaired due to a significant increase in the time of such patent approvals, decreases in the granting of such approvals, and the Company's strategic focus on the domestic patents. The Company also recorded impairment expenses of $100,679 during the three months ended September 30, 2026 related to our pending applications for our ATR-02 program, which were determined to be impaired due to the pause of the program and a strategic shift toward our ATR-COSF program, and also recorded impairment expenses of $78,589 during the three months ended September 30, 2026 for our patents related to our ATR-02 program, which were determined to be impaired due to the pause of the program and a strategic shift toward our ATR-COSF program.
Research and Development
The Company accounts for research and development costs in accordance with Accounting Standards Codification (ASC) subtopic 730-10, Research and Development. Accordingly, research and development costs are expensed as incurred. Research and development costs consist of costs related to labor, materials and supplies, as well as fees paid to consultants, external research fees. Research and development costs incurred were $1,290,644 and $4,202,738 for the three and nine months ended September 30, 2026, respectively. Research and development costs incurred were $1,180,078 and $3,832,017 for the three and nine months ended September 30, 2025, respectively.
At September 30, 2026 and December 31, 2025, the Company had state tax credit receivables of $100,194 and $103,601; respectively, for pending refunds related to the selling of research and development tax credits back to the State of Connecticut. At September 30, 2026 and December 31, 2025, the Company had recorded $0 and $27,269, respectively, for pending refunds related to Canadian Scientific Research and Experimental Development (SRED) credits. At September 30, 2026 and December 31, 2025, the Company had recorded $24,386 and $9,513, respectively, related to refunds of Canadian Goods and Services Tax (GST) and Quebec Sales Tax (QST). Receipts of refunds are recorded in research and development on the statements of operations.
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

AZITRA, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
3. Property and Equipment
Property and equipment consisted of the following at:

	September 30, 2026	December 31, 2025
Laboratory equipment	$1,155,448	$1,086,860
Computers and office equipment	30,825	30,825
Furniture and fixtures	24,951	20,164
Leasehold improvements	28,855	28,855
Building equipment	14,932	14,932
Total property and equipment	1,255,011	1,181,636
Less accumulated depreciation & amortization	(734,707)	(633,045)
Total property and equipment, net	$520,304	$548,591
Depreciation expense was $34,513 and $101,662 for the three and nine months ended September 30, 2026, respectively. Depreciation expense was $31,041 and $93,117 for the three and nine months ended September 30, 2025, respectively.
Fixed assets are reviewed for impairment each reporting period. For the three and nine months ended September 30, 2026 there was no gain or loss on disposal of property and equipment recorded. For the three and nine months ended September 30, 2025 there was $3,244 and $2,069 of gains on disposal of property and equipment recorded, respectively.

4. Intangible Assets
Intangible assets consisted of the following at:
September 30, 2026:

	Estimated Useful Life	Gross Amount	Accumulated Amortization	Impairment	Net Amount
Trademarks	Indefinite	$60,244	$—	$—	$60,244
Patents	17 years	283,571	39,437	78,589	165,545
Intangible assets		$343,815	$39,437	$78,589	$225,789
December 31, 2025:

	Estimated Useful Life	Gross Amount	Accumulated Amortization	Impairment	Net Amount
Trademarks	Indefinite	$60,244	$—	$—	$60,244
Patents	17 years	297,087	40,658	—	256,429
Intangible assets		$357,331	$40,658	$—	$316,673

During the three and nine months ended September 30, 2026, amortization expense related to intangible assets was $3,571 and $12,906, respectively. During the three and nine months ended September 30, 2025, amortization expense related to intangible assets was $3,724 and $9,942, respectively.

The accompanying notes are an integral part of these unaudited condensed financial statements.

AZITRA, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
5. Accrued Expenses
Accrued expenses consisted of the following at:

	September 30, 2026	December 31, 2025
Employee payroll and bonuses	$479,012	$29,528
Vacation	71,209	37,880
Research and development projects	34,043	84,408
Professional fees	75,159	45,527
Other	9,714	141
Total accrued expenses	$669,137	$197,484

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
On February 16, 2024, the Company completed the February 2024 Offering, consisting of an aggregate of 8,340 shares of its common stock at a public offering price of $599.40 per share. The gross proceeds from the February 2024 Offering, before deducting the placement agent's fees and other offering expenses, were approximately $5 million.
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
On July 25, 2024, the Company completed the July 2024 Offering, consisting of an aggregate of 100,075 shares of its common stock and Class A warrants to purchase 200,126 shares of common stock, at a combined public offering price of $99.90. The Class A warrant had an initial exercise price of $99.90 per share, was exercisable immediately upon issuance, and will expire on the fifth anniversary of the original issuance date. However, if on the date that was 30 calendar days immediately following the date of issuance of the Class A Warrants, or August 24, 2024 (the “Reset Date”), the Reset Price, as defined below, was less than the exercise price at such time, the exercise price would be decreased to the Reset Price. “Reset Price” is defined as 100% of the trailing five-day VWAP immediately preceding the Reset Date, provided, that in no event would the Reset Price be less than $21.31 (subject to adjustment for reverse and forward stock splits, recapitalizations and similar transactions), which represented 20% of the most recent closing price for the Common Stock at the time of execution of the placement agent agreement with respect to the offering. The Reset Price of the Class A Warrants as calculated on the Reset Date was $46.91. The number of shares of Common Stock issuable upon exercise of the Class A Warrants has not been proportionately adjusted due to the reset of the exercise price.
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
On January 14, 2025, the Company completed the January 2025 Offering in which it issued and sold 72,938 shares of its common stock at a price of $19.98 per share. The net proceeds received by the Company from the January 2025 Offering were approximately $1.2 million, after deducting underwriting discounts, commissions and other offering expenses. The shares were offered by the Company pursuant to a shelf registration statement on Form S-3 filed with the SEC on July 1, 2024, and a final prospectus supplement dated January 15, 2025.
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
On February 5, 2025, the Company completed the February 2025 Offering in which it issued 37,470 shares of its common stock at a public offering price of $18.55 per share and warrants to purchase up to 33,720 shares of common stock. The net proceeds received by the Company from the February 2025 Offering were $561,000 after deducting placement agent's fees and other offering expenses. The shares were offered by the Company pursuant to a shelf registration statement on Form S-3 filed with the SEC on July 1, 2024, and a final prospectus supplement dated February 6, 2025.
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
Through September 30, 2026 the Company has issued an aggregate 925,579 shares of common stock and issued an aggregate 92,555 warrants. During the nine months ended September 30, 2026, the Company issued 130,000 shares of common stock and 13,000 warrants under the ELOC resulting in net proceeds of approximately $215,000. As of the date of this filing, the aggregate gross proceeds received by the Company under the ELOC were approximately $6.2 million.
On November 24, 2025, the Company completed the November PIPE Offering of 53,576 shares of common stock of the Company, November Pre-Funded Warrants to purchase up to an aggregate of 415,174 shares of common at an exercise price of $0.0001 per November Pre-Funded Warrant, and November Common Warrants to purchase up to an aggregate of 468,750 shares of common stock at an exercise price of $3.20 per November Common Warrant. The offering price was $3.20 per share of common stock or November Pre-Funded Warrant and accompanying November Common Warrant Price. The November Pre-Funded Warrants are immediately exercisable and do not expire until exercised in full. The November Common Warrants are exercisable upon shareholder approval and will expire on the five-year anniversary of shareholder approval.
For the three and nine months ended September 30, 2026, all November Pre-Funded Warrants have been exercised by Alumni Capital.
In consideration for Maxim Group LLC serving as the placement agent for the November PIPE Offering (the "PIPE Placement Agent"), the Company paid a cash fee equal to 7.0% of the aggregate gross proceeds raised in the November PIPE Offering, reimbursed the PIPE Placement Agent for certain expenses and legal fees of $50,000, and issued Placement Agent Warrants.
On March 20, 2026, the Company completed the Series A Offering, for the sale of a unit, each unit consisting of one Series A Preferred Share ("Series A PS"), which is convertible into 812.8 shares of common stock, one Series B Warrant ("B Warrant") exercisable for 812.8 shares of common stock and one Series C Warrant ("C Warrant") exercisable for 812.8 shares of common stock (the "B Warrant and C Warrant" collectively the "Series A Preferred Warrants") and (the "Series A PS, B Warrant and C Warrant", collectively, the "Series A Unit") The Series A Preferred Warrants are exercisable at $1.230 per share of Common Stock under the Series A Preferred Warrants. The offering price was $1,000 per Series A Unit and a total of 10,485 Series A Units were sold in the Series A Offering resulting in net proceeds of approximately $10.4 million after deducting offering costs of approximately $101,000. Purchasers in the Series A Offering included the Company’s Chief Executive Officer, a consultant to the Company and a holder of more than 5% of the Company’s outstanding common stock as of the date of the Series A Purchase Agreement.
On June 16, 2026 the Series A PS converted into 3,671,517 shares of common stock and 4,850,789 pre-funded warrants. The Series B Warrants became exercisable upon the requisite stockholder approval and will terminate 18 months following such approval. The Series C Warrants became exercisable upon the requisite stockholder approval and will terminate 30 calendar days after the date the Company publicly announces data from its cosmetic filaggrin study in humans; provided, however, that if the closing sale price of the common stock is below the exercise price of the Series C Warrants on such termination date, the exercise price will automatically reset to such closing sale price (subject to a floor equal to 50% of the original exercise price) and the termination date will be extended by an additional 30 calendar days.
In June 2026, the Company filed a certificate of amendment to the Second Amended and Restated Certificate of Incorporation increasing the number of authorized shares of common stock from 200,000,000 to 750,000,000. There was no change in the common stock par value.
In September 2026, the Company entered into the September Sales Agreement with A.G.P. under which the Company has the ability to issue and sell the Placement Shares, from time to time, through A.G.P., pursuant to the Registration Statement, having an aggregate offering price of up to $3,503,232 through its ATM Program. During the three months ended September 30, 2026, the Company sold 1,000 shares of its common stock under the ATM program for aggregate gross proceeds of approximately $126. As of September 30, 2026, the Company had remaining capacity to sell up to an additional $3,503,106 of common stock under the ATM program. As previously disclosed, effective October 26, 2026, the Company disclosed it does not intend to utilize the ATM Program for the foreseeable future but may resume sales under the ATM Program or pursue other financing transactions at any time in its discretion, and makes no assurance as to whether or when it will do so.
On October 26, 2026, the Company effected a 10-for-1 Reverse Stock Split of its issued and outstanding shares of common stock and began trading on a split-adjusted basis the same day. There was no change to the par value of the common stock. In lieu of any fractional shares issued as a result of the split the Company paid a cash amount to the holder of such fractional share. The accompanying financial statements and notes to the financial statements give retroactive effect to the Reverse Stock Split for all periods presented unless otherwise noted. Shares of common stock underlying outstanding stock-based awards and other equity

The accompanying notes are an integral part of these unaudited condensed financial statements.

AZITRA, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
instruments were proportionately decreased and the respective per share value and exercise prices, if applicable, were proportionately increased in accordance with the terms of the agreements governing such securities.
Common Stock

At September 30, 2026 and December 31, 2025, per the Company’s Amended and Restated Certificate of Incorporation, the Company was authorized to issue 750,000,000 and 200,000,000 shares of $0.0001 par value common stock, respectively.
Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders.
Upon receiving stockholder approval of the Certificate of Amendment to the Amended and Restated Certificate of Incorporation, increasing the authorized number of shares of common stock from 200,000,000 to 750,000,000 shares at the 2026 Annual Meeting of Stockholders held on June 15, 2026, the Company reserved 17,771,713 shares of common stock for the potential exercise of stock options and warrants outstanding at September 30, 2026. As previously disclosed, the Company issued 3,671,517 shares of common stock upon the receipt of stockholder approval.
Except as otherwise indicated, all share and share price amounts in this report give effect to a forward stock split effected on May 17, 2023 at a ratio of 7.1-for-1, the reverse stock split effected on July 1, 2024 at a ratio of 1-for-30, the reverse stock split effected on August 21, 2025 at a ratio of 1-for-6.66 and the reverse stock split effected on October 26, 2026 at a ratio of 1-for-10.
Preferred Stock
At September 30, 2026 and December 31, 2025, per the Company’s Amended and Restated Certificate of Incorporation, the Company has authorized 10,000,000 shares of $0.0001 par value preferred stock.
Upon receiving stockholder approval of the Certificate of Amendment to the Amended and Restated Certificate of Incorporation in June 2026, the 10,485 shares of Series A Preferred stock converted to 3,671,517 shares of common stock and 4,850,789 pre-funded warrants. No gain or loss was recorded upon conversion.
Prior to conversion, the Series A Preferred were evaluated pursuant to ASC 480 - Distinguishing Liabilities from Equity and determined to be equity instruments.

7. Warrants
The Company issued warrants to purchase 22 shares of common stock in 2018 in conjunction with convertible debt financing that have a redemption provision providing the holder the right to have the Company redeem all or any portion of the warrant (or shares it has converted into) at a purchase price equal to the fair market value of the shares as determined by the board of directors or an independent appraiser. As a result of this redemption provision, the warrants have been classified as a liability in the financial statements based on ASC 480. These warrants have an exercise price of $959.04 per share and a term of 10 years. The warrants are adjusted to their current fair value each reporting period. The fair value was $— at each of September 30, 2026 and December 31, 2025..
The Company issued 30 warrants to its underwriters as part of our initial public offering in fiscal 2023. In fiscal 2024, the Company issued an additional 333 warrants in February, and 4,003 warrants in July to its underwriters as part of our February, and July Offerings. The underwriter warrants have a term of 5 years.
In connection with the February 2024 Offering, the Company also issued warrants to designees to the February 2024 Placement Agent exercisable for an aggregate of 333 shares of Common Stock at an exercise price of $749.25 per share (125% of the $599.40 public offering price) and which expire on February 13, 2029. The warrants were evaluated in accordance with ASC 718 and recorded within stockholders' equity.
The Company issued 200,126 Class A Warrants to investors who participated in the Company's July 2024 Offering. The Class A Warrants had an initial exercise price of $99.90 per share of Common Stock; however, on August 24, 2024 the exercise price was reset to $46.91. See Note 6. The number of shares of Common Stock issuable upon exercise of the Class A Warrants were not proportionately adjusted in connection with the reset of the exercise price.
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

AZITRA, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
(“Warrant Agent Agreement”) between the Company and VStock Transfer LLC, to which Continental Stock Transfer & Trust Company has succeeded VStock as warrant agent. In August 2024, 15 warrants were exercised for proceeds of $704.
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
In connection with the July 2024 Offering, the Company also issued warrants to designees of the July 2024 Placement Agent exercisable for an aggregate of 4,003 shares of common stock. The warrants have substantially the same terms as the Class A Warrants, except that the July 2024 Placement Agent warrants have an exercise price equal to $124.88 per share (125% of the $99.90 public offering price), have an initial exercise date of January 23, 2025 and expire on July 23, 2029. The 2024 Placement Agent warrants were evaluated in accordance with ASC 718 and recorded within stockholders' equity.
In connection with the January 2025 Offering, as consideration for Maxim Group LLC serving as the Placement Agent of the January 2025 Offering, the Company also issued warrants to designees of the Placement Agent exercisable for an aggregate of 2,917 shares of common stock, which represent 4.0% of the aggregate number of shares of common stock sold in the offering, at an exercise price per share equal to 125% of the public offering price of $25.31. The warrants are exercisable six months from the date of issuance and expire five years from the commencement of the sales in this offering. The warrants may be exercisable via cashless exercise in certain circumstances. The warrants were evaluated in accordance with ASC 718 and recorded within stockholders' equity.
In connection with the February 2025 Offering, the Company issued warrants to purchase up to 33,720 shares of common stock at an exercise price of $35.97. The warrants are exercisable on the six-month and one day anniversary of their issuance, and their exercise price was calculated as the greater of the (i) book value of the common stock or (ii) market value of the common stock as determined by the NYSE American Rules. The warrants were evaluated in accordance with ASC 718 and recorded within stockholders' equity.
In connection with shares issued to Alumni Capital under the terms of the ELOC, as amended, Alumni Capital will receive warrants to purchase such number of shares of the Company’s common stock equal to 10% of the number of shares purchased in the related purchase. The Exercise Price shall equal 130% of the price per share paid upon closing. The exercise of the warrant will be subject to stockholder approval and expire five years after issuance. The warrants may be exercised via cashless exercise if there is no effective registration statement, or current prospectus available for, the resale of the warrant shares. The Company has issued an aggregate 92,555 warrants as of September 30, 2026.
In connection with the November PIPE Offering, the Company issued November Pre-Funded Warrants to purchase up to 415,174 shares of common stock at an exercise price of $0.0001, and November Common Warrants to purchase up to an aggregate of 468,750 shares of common stock at an exercise price of $3.20 per November Common Warrant. The November Pre-Funded Warrants are immediately exercisable and do not expire until exercised in full. The November Common Warrants are exercisable upon shareholder approval and will expire on the five-year anniversary of shareholder approval. For the three and nine months ended September 30, 2026, all November Pre-Funded Warrants have been exercised by Alumni Capital.
In connection with the November PIPE Offering, as consideration for Maxim Group LLC serving as the PIPE Placement Agent, the Company also issued warrants to designees of the PIPE Placement Agent exercisable for an aggregate of 18,750 shares of common stock, which represent 4.0% of the aggregate number of shares of common stock sold in the offering, at an exercise price per share equal to 125% of the public offering price of $3.20. The warrants are exercisable six months from the date of issuance and expire five years from the commencement of the sales in this offering. The warrants may be exercisable via cashless exercise in certain circumstances. The warrants were evaluated in accordance with ASC 718 and recorded within stockholders' equity.
In connection with the Series A Preferred Offering, the Company issued 4,850,789 pre-funded warrants subject to beneficial ownership limitations and are immediately exercisable until fully exercised, and Series B and Series C Warrants to purchase up to

The accompanying notes are an integral part of these unaudited condensed financial statements.

AZITRA, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
8,522,306 and 8,522,306 shares of common stock with an exercise price of $1.230, respectively. The Series B Warrants are currently exercisable and will terminate 18 months following the requisite shareholder approval which occurred in June 2026. The Series C Warrants became exercisable upon the requisite shareholder approval and the certificate of amendment filing as defined in the Series A Purchase Agreement which occurred in June 2026, and will terminate 30 calendar days after the date the Company publicly announces data from its cosmetic filaggrin study in humans. If the closing sale price of the common stock is below the exercise price of the Series C Warrants on the termination date, the exercise price will automatically reset to the closing sale price on such date (subject to a floor equal to 50% of the original exercise price) and the termination date will be extended by an additional 30 calendar days. The warrants were evaluated in accordance with ASC 718 and recorded within stockholders' equity.
The following table summarizes information about warrants outstanding at September 30, 2026:

		Warrants Outstanding			Warrants Exercisable
Year Granted	Exercise Price	Number of Warrants at 09/30/2026	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Warrants at 09/30/2026	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price

2018	$959.04	22	1.8 years	$959.04	22	1.8 years	$959.04
2023	$12,500.00	30	1.7 years	$12,500.00	30	1.7 years	$12,500.00
2024	$749.25	333	2.4 years	$749.25	333	2.4 years	$749.25
2024	$46.91	200,126	2.8 years	$46.91	200,126	2.8 years	$46.91
2024	$124.88	4,003	2.8 years	$124.88	4,003	2.8 years	$124.88
2025	$24.98	2,917	3.3 years	$24.98	2,917	3.3 years	$24.98
2025	$35.97	33,720	3.9 years	$35.97	33,720	3.9 years	$35.97
2025	$23.36	1,121	3.6 years	$23.36	1,121	3.6 years	$23.36
2025	$21.66	1,126	3.6 years	$21.66	1,126	3.6 years	$21.66
2025	$21.25	1,126	3.7 years	$21.25	1,126	3.7 years	$21.25
2025	$23.23	1,126	3.7 years	$23.23	1,126	3.7 years	$23.23
2025	$18.58	1,351	3.8 years	$18.58	1,351	3.8 years	$18.58
2025	$17.77	1,351	3.8 years	$17.77	1,351	3.8 years	$17.77
2025	$17.55	1,351	3.8 years	$17.55	1,351	3.8 years	$17.55
2025	$16.97	1,351	3.8 years	$16.97	1,351	3.8 years	$16.97
2025	$13.17	1,501	3.8 years	$13.17	1,501	3.8 years	$13.17
2025	$12.67	1,351	3.9 years	$12.67	1,351	3.8 years	$12.67
2025	$14.11	3,400	3.9 years	$14.11	3,400	3.9 years	$14.11
2025	$9.44	3,400	3.9 years	$9.44	3,400	3.9 years	$9.44
2025	$11.73	12,000	3.9 years	$11.73	12,000	3.9 years	$11.73
2025	$8.66	1,000	4.0 years	$8.66	1,000	4.0 years	$8.66
2025	$8.10	1,000	4.0 years	$8.10	1,000	4.0 years	$8.10
2025	$8.37	1,000	4.0 years	$8.37	1,000	4.0 years	$8.37
2025	$8.14	1,000	4.1 years	$8.14	1,000	4.1 years	$8.14
2025	$7.82	19,000	4.1 years	$7.82	19,000	4.1 years	$7.82

The accompanying notes are an integral part of these unaudited condensed financial statements.

AZITRA, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

2025	$5.89	5,000	4.1 years	$5.89	5,000	4.1 years	$5.89
2025	$5.96	10,000	4.1 years	$5.96	10,000	4.1 years	$5.96
2025	$5.78	10,000	4.1 years	$5.78	10,000	4.1 years	$5.78
2025	$3.20	468,750	4.7 years	$3.20	468,750	4.7 years	$3.20
2025	$4.00	18,750	4.2 years	$4.00	18,750	4.2 years	$4.00
2026	$2.47	5,000	4.4 years	$2.47	5,000	4.4 years	$2.47
2026	$1.91	5,000	4.4 years	$1.91	5,000	4.4 years	$1.91
2026	$2.06	3,000	4.4 years	$2.06	3,000	4.4 years	$2.06
2026	$1.23	8,362,306	1.2 years	$1.23	8,362,306	1.2 years	$1.23
2026	$1.23	8,522,306	0	$1.23	8,522,306	0	$1.23
2026	$0.10	4,241,182	0	$0.10	4,241,182	0	$0.10
		21,947,000		$1.61	21,947,000		$1.61
The Series C Warrants will terminate 30 calendar days after the date the Company publicly announces data from its cosmetic filaggrin study in humans (subject to extension as described above), and the pre-funded warrants, which are currently exercisable but subject to the investors' respective beneficial ownership blocker, do not expire until exercised in full; accordingly, the remaining contractual life presented above for such warrants does not reflect a fixed expiration date.

8. Stock Options
In March 2023, the Company’s Board of Directors and stockholders approved the 2023 Stock Incentive Plan (“2023 Plan”). The 2023 Plan allows the Compensation Committee to grant up to 18,184 shares of Common Stock in the form of incentive and non-statutory stock options, restricted stock awards, restricted stock units, and other stock-based awards to employees, directors, and non-employees. On October 3, 2024, the Company’s Board of Directors approved amendments to the 2023 Plan to (i) increase the number of shares of Common Stock that may be issued under the 2023 Plan by 17,183 shares and (ii) adopt an evergreen provision to the 2023 Plan providing for an automatic 5% annual increase in the shares of Common Stock available for issuance under the 2023 Plan over the next 10 years. Both amendments were approved by the Company’s stockholders at the Company’s annual stockholder meeting held on November 20, 2024. On January 1, 2026, the shares of Common Stock that may be issued under the 2023 Plan increased by 53,703 shares in accordance with the evergreen provision. As of September 30, 2026, options to purchase 65,605 shares of common stock had been granted and were outstanding under the 2023 Plan and 6,283 shares of common stock were available for grant under the 2023 Plan.
During 2016, the Company established the Azitra Inc. 2016 Stock Incentive Plan ("2016 Plan") which provides for the grant up to 746 shares of Common Stock in the form of stock options and restricted shares to the Company’s employees, officers, directors, advisors and consultants. As of September 30, 2026, options to purchase 300 shares of common stock had been granted and 436 shares of common stock were available for grant under the 2016 Plan.
At September 30, 2026, there was $100,613 of unamortized compensation expense that will be amortized over the remaining vesting period. The Company determined the options qualified as plain vanilla under the provisions of SAB 107 and the simplified method was used to estimate the expected option life.
To determine the estimated fair value of the options granted during 2025, the Company used the Black-Scholes option pricing model with the following assumptions: Underlying common stock value of $0.30; Expected term of 6.5 to 10 years; Expected Volatility of 86.7%; to 89.1% Risk Free Interest Rate of 3.86% - 4.12%; and Dividend Yield of 0%.

To determine the estimated fair value of the options granted during 2026, the Company used the Black-Scholes option pricing model with the following assumptions: Underlying common stock value of $2.10; Expected term of 6.5 to 10 years Expected Volatility of 86.7%; Risk Free Interest Rate of 4.12%; and Dividend Yield of 0%.

The accompanying notes are an integral part of these unaudited condensed financial statements.

AZITRA, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Stock-based compensation expense recognized for options was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development	$1,956	$—	$3,836	$611
General and administrative	10,981	4,165	26,655	49,987
Total	$12,937	$4,165	$30,491	$50,598
The following table summarizes information about options outstanding and exercisable at September 30, 2026:

	Options Outstanding			Options Exercisable
Exercise Price	Number of Options at September 30, 2026	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options Exercisable at September 30, 2026	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$2.13	52,177	9.6 years	$2.13	—	9.6 years	$2.13
$2.88	13,408	9.2 years	$2.88	5,858	9.2 years	$2.88
$3,402.00	290	4.4 years	$3,402.00	290	4.4 years	$3,402.00
$4,135.90	20	7.0 years	$4,135.90	15	7.0 years	$4,135.90
	65,895			6,164
Total stock option activity for the nine months ended September 30, 2026, is summarized as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2025	13,992	$120.99	9.7 years	—
Granted	52,177	2.13	9.6 years	—
Exercised	—	—	—	—
Forfeited	(274)	—	—	—
Outstanding at September 30, 2026	65,895	$18.50	9.5 years	—
Vested and Exercisable at September 30, 2026	6,164	173.30	9.0 years	—

9. Net Loss Per Share
The following potential common stock equivalents, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect.

The accompanying notes are an integral part of these unaudited condensed financial statements.

AZITRA, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

	September 30,
	2026	2025
Options to purchase shares of common stock	65,895	625
Warrants outstanding	17,705,818	245,775
Total	17,771,713	246,399

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
During the periods ended September 30, 2026 and 2025, the Company did not capitalize any payments made under this license.
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

AZITRA, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Future minimum payments under non-cancelable operating leases with initial or remaining terms in excess of one year during each of the next five years follow:

2026	$101,790
2027	194,515
2028	20,864
Thereafter	—
Total future undiscounted lease payments	317,169
Less interest	(7,010)
Present value of minimum lease payments	$310,159

Rent expense for all operating leases was $275,596 and $243,694 for the periods ended September 30, 2026 and 2025, respectively. The weighted average lease term for all operating leases is 0.9 years. The weighted average discount rate for all operating leases is 4.96%.
Finance Leases
During 2023, the Company entered into an agreement with Hewlett Packard to lease equipment. The lease requires monthly payments of $1,478, including tax. The lease is for a 3 year term with option of purchase or extension at term end. The remaining lease term is 0.0 years and the discount rate is 0.00%. The finance lease was repaid in July 2026.

Lease expense for the finance lease was $— for the periods ended September 30, 2026 and 2025. Interest expense for the finance lease was $243 and $1,402 for the periods ended September 30, 2026 and 2025, respectively.

11. Retirement Plan
Effective January 1, 2019, the Company sponsors a 401(k) plan that covers substantially all employees. In order to be eligible to participate, an employee must complete two consecutive months of service and work a minimum of two hundred fifty hours or work 1,000 hours in their first year of service. Employees may make pre-tax deferrals upon meeting the Plan eligibility requirements. Effective January 1, 2020, the 401(k) was transitioned to a safe harbor plan in which highly compensated employees are not eligible for matching contributions and non-highly compensated employees earn 100% match on first 3% contributed and 50% on the next 2% contributed. Total employer matching contributions were $14,030 and $12,021 for the periods ended September 30, 2026 and 2025, respectively.
12. Concentration of Credit Risk
Financial instruments that potentially subject the Company to credit risk consist principally of cash.
The cash balance identified in the balance sheet is held in an account with a financial institution and insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. At times, cash maintained on deposit may be in excess of FDIC limits.

13. Segment Information
The Company operates and manages its business as a single reportable segment, which is to discover and develop novel therapeutics to create a new paradigm for treating skin diseases and developing cosmetic ingredients for consumer-oriented products. The Chief Executive Officer, who is the Chief Operating Decision Maker ("CODM"), manages and evaluates the Company's performance on a total Company basis of net loss and assessing how to allocate resources based on the Company cash position as reported in the Company's balance sheet and statement of operations. The Company's significant expenses are consistent with the expense categories presented in the statement of operations.
As of September 30, 2026, all of the Company's fixed assets were maintained in the United States and Canada on an original costs basis of $960,446 and $294,564, respectively.

The accompanying notes are an integral part of these unaudited condensed financial statements.

14. Subsequent Events
The Company has evaluated events subsequent to the balance sheet date through November 12, 2026, the date these financial statements are issued. Other than the 2026 Reverse Stock Split as disclosed in Note 1 and elsewhere in these notes to the unaudited condensed financial statements, the Company has not identified any subsequent events requiring recognition or disclosure in these financial statements.

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
To date, we have capitalized our operations primarily through a series of private placements of our convertible preferred stock and convertible promissory notes and our initial public offering, IPO, of common stock which closed on June 21, 2023. In connection with our IPO, we issued 751 shares of our common stock at a public offering price of $9,990 per share. Concurrent with the close of our IPO, all of our outstanding shares of convertible preferred stock and convertible promissory notes converted into a total of 4,480 shares of our common stock. In February 2024, we completed a follow-on public offering in which we issued and sold 8,340 shares of our common stock at a price to the public of $599.40 per share. On July 25, 2024, we completed a follow-on offering of an aggregate of 100,075 shares of our common stock, and Class A warrants to purchase up to 200,126 shares of common stock, at a combined public offering price of $99.90 per share and accompanying warrants. On January 14, 2025, we completed a follow-on offering in which we issued and sold 72,938 shares of our common stock at a price of $19.98 per share. The net proceeds received by us from the follow-on offering were $1.2 million, after deducting placement agent's fees and other offering expenses. The shares were offered by us pursuant to a shelf registration statement on Form S-3 filed with the SEC on July 1, 2024, and a final prospectus supplement dated January 15, 2025. On February 5, 2025, we completed a follow-on offering in which we issued 37,470 shares of our common stock at a public offering price of $18.55 per share and warrants to purchase up to 33,720 shares of common stock. The net proceeds received by the Company from the follow-on offering were $561,000 after deducting placement agent's fees and other offering expenses. The shares were offered by us pursuant to a shelf registration statement on Form S-3 filed with the SEC on July 1, 2024, and a final prospectus supplement dated February 6, 2025. The warrants are exercisable on the six-month and one day anniversary of their issuance, and their exercise price is $35.97.
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
On November 24, 2025, the Company entered into a securities purchase agreement (the “November Purchase Agreement”) with Alumni Capital pursuant to which the Company agreed to issue and sell to Alumni Capital in a private placement offering (the "November PIPE Offering") priced at a premium to market in accordance with NYSE rules an aggregate of 53,576 shares of common stock of the Company, (ii) pre-funded warrants (the “November Pre-Funded Warrants”) to purchase up to an aggregate of 415,174 shares of Common Stock (the “November Pre-Funded Warrants Shares”) at an exercise price of $0.0001 per November Pre-Funded Warrant, and (iii) common stock purchase warrants (the “November Common Warrants” together with the November Pre-Funded Warrants, the “November Warrants”) to purchase up to an aggregate of 468,750 shares of Common Stock (the “November Common Warrant Shares” together with the November Pre-Funded Warrant Shares, the “November Warrant Shares”) at an exercise price of $3.20 per November Common Warrant. The offering price was $3.20 per share of Common Stock or November Pre-Funded Warrant and accompanying November Common Warrant (the “November Offering Price”). The November Pre-Funded Warrants are immediately exercisable and do not expire until exercised in full. The November Common Warrants are exercisable upon shareholder approval and will expire on the five-year anniversary of shareholder approval.
On March 18, 2026, the Company entered into a Securities Purchase Agreement (the “March Purchase Agreement”) with the March Purchasers, pursuant to which the Company sold an aggregate of (i) 10,485 shares of its Series A convertible non-redeemable preferred stock, par value $0.0001 per share, (ii) Series B warrants to purchase up to 8,522,306 shares of the Company’s common stock, par value $0.0001 per share (or, in certain circumstances, pre-funded warrants to purchase shares of Common Stock), (iii) Series C warrants to purchase up to 8,522,306 shares of Common Stock (or, in certain circumstances, Pre-Funded Warrants) to the March Purchasers in a private placement (the “March PIPE Financing”). Each share of Series A Preferred Stock is being sold together with a Series B Warrant to purchase 813 shares of Common Stock and a Series C Warrant to purchase 813 shares of Common Stock. The securities were sold at a purchase price of $1,000 per Security to the March Purchasers, which included the Company’s Chief

Executive Officer, a consultant of the Company, and a holder of more than 5% of the Company’s outstanding Common Stock as of the date of the March Purchase Agreement. The Warrants will each have an exercise price of $1.23 per share.
On June 16, 2026, pursuant to the terms of the Series A Purchase Agreement, the 10,485 shares of Series A Preferred Stock converted to 3,671,517 shares of common stock and 4,850,789 pre-funded warrants.
On September 28, 2026, the Company entered into the September Sales Agreement with A.G.P, pursuant to which the Company may issue and sell, from time to time, to or through A.G.P., in the Company’s sole discretion, the Placement Shares, having an aggregate offering price of up to $3,503,232 subject to certain conditions, through A.G.P. as sales agent. The issuance and sale, if any, of the Placement Shares by the Company under the Sales Agreement will be made pursuant to the Company’s effective registration statement on Form S-3 (File No. 333-280648) (as amended, the “Registration Statement”), which was filed with the SEC on July 1, 2024, as amended on July 5, 2024 and declared effective on July 8, 2024, the base prospectus contained therein, and a prospectus supplement that was filed with the SEC on September 28, 2026 pursuant to Rule 424(b) under the Securities Act. A.G.P. may sell the Placement Shares by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) of the Securities Act, including, without limitation, sales made on or through the NYSE American, on any other existing trading market for the common stock or to or through a market maker. A.G.P. may also sell Placement Shares in negotiated transactions with the Company’s prior written consent. A.G.P. will use commercially reasonable efforts consistent with its normal trading and sales practices and applicable state and federal laws, rules and regulations and the rules of the NYSE American, to sell the Placement Shares from time to time, up to the amount specified in, and otherwise in accordance with the terms of the applicable placement notice. Effective October 26, 2026, the Company decided not to utilize its ATM Program under the Sales Agreement for the foreseeable future and will not sell shares under the ATM Program. From September 28, 2026 through October 26, 2026, the Company sold an aggregate of 1,000 shares of common stock under the ATM Program for aggregate gross proceeds of approximately $126. The Company may resume sales under the ATM Program or pursue other financing transactions at any time in its discretion, and makes no assurance as to whether or when it will do so. Between October 26, 2026 and November 12, 2026, the Company has not made any sales or issuances under its ATM Program.

On October 26, 2026, the Company effected a 10-for-1 reverse stock split of its issued and outstanding shares of common stock (the "2026 Reverse Stock Split") and began trading on a split-adjusted basis the same day. There was no change in par value. Accordingly, all share and per share amounts for all periods presented in the accompanying unaudited condensed financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect the effect of the 2026 Reverse Stock Split. Refer to Note 6 for additional details relating to the 2024 Reverse Stock Split, the 2025 Reverse Stock Split, and the 2026 Reverse Stock Split (together, the "Reverse Stock Splits").
As of November 12, 2026, the Company has sold 925,579 shares and issued 92,555 warrants to Alumni Capital LP under the ELOC with an estimated gross proceeds of approximately $6.2 million. During the nine months ended September 30, 2026, the Company issued 130,000 shares of our common stock and 13,000 warrants under the ELOC resulting in net proceeds of approximately $215,000.
As of November 12, 2026, we had 6,060,435 shares of our common stock issued and outstanding. Except as otherwise indicated, all shares and share prices in this report give effect to the reverse stock split effected on July 1, 2024 at a ratio of 30-for-1, the reverse stock split effected on August 21, 2025 at a ratio of 6.66-for-1 and the reverse stock split effected on October 26, 2026 at a ratio of 10-for-1. As of the date of this filing, our Board is still evaluating the need for further reverse splits and, if needed, the exact split ratio based on our financing alternatives and NYSE American compliance considerations.

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

We are a pioneer in genetically engineered bacteria for therapeutic use in dermatology. Our goal is to leverage our platforms and internal microbial library bacterial strains to create new therapeutics that are either engineered living organisms or engineered proteins or peptides to treat skin diseases. Our initial focus is on the development of our current programs, including:
•ATR-COSF, which includes an engineered recombinant human filaggrin protein as a potential ingredient in cosmetic products used to address the appearance of fine lines and wrinkles. Initial testing on explanted cosmetic surgery skin began in Q1 2026. We plan to conduct a cosmetic study to evaluate the effect of the ingredient on human participants in the fourth quarter of 2026.
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
•ATR-04, which includes a genetically modified strain of S. epidermidis for treating the papulopustular rash experienced by cancer patients undergoing epidermal growth factor receptor inhibitor, or EGFRi, targeted therapy and other similar targeted therapies. In August 2024, we obtained IND clearance from the FDA to commence a Phase 1/2 clinical trial in certain cancer patients undergoing EGFRi targeted therapy. In September 2024, we obtained Fast Track designation by the FDA in this indication. We dosed the first patient in the Phase 1/2 clinical trial in the third quarter of 2025 and completed enrollment of Cohort 1 in September 2026. In September 2026, the Safety Review Committee recommended proceeding to dose patients in Cohort 2 of the study. Additionally, in October 2026, we received Institutional Review Board (IRB) approval to expand dosing to patients experiencing rash due to mitogen-activated protein kinase kinase (MEK) and Kirsten rat sarcoma virus oncogene homologue (KRAS) inhibitors.

•ATR-12, which includes a genetically modified strain of S. epidermidis for treating the orphan disease, Netherton syndrome, a chronic and sometimes fatal disease of the skin estimated to affect approximately one in every 100,000, but its prevalence may be underestimated due to misdiagnosis caused by similarities to other skin diseases. We received Pediatric Rare Disease Designation for ATR-12 by the United States Food and Drug Administration, or FDA, in 2019. In December 2022, we submitted an investigational new drug application, or IND, for a Phase 1b clinical trial of ATR-12 in Netherton syndrome patients, and on January 27, 2023 we received notification from the FDA that the “study may proceed” with respect to the proposed Phase 1b clinical trial. After submitting post-IND manufacturing reports, we have commenced operating activities for our Phase 1b clinical trial in December 2023, and we dosed our first patient in August 2024. We reported initial clinical safety results in the first half of 2025. In June 2026, following encouraging safety results from the first six enrolled patients, we announced that we paused enrollment of our ongoing Phase 1b clinical trial to conserve capital and redirect funds toward our ATR-COSF program. In the future, we may resume ATR-12 development in Netherton syndrome, as we have already developed improved topical formulations and next-generation live biotherapeutic candidates.

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
•Advance our lead programs, ATR-COSF,ATR-04 and ATR-01, through cosmetic and clinical trials. ATR-COSF is currently in development as a cosmetic ingredient. In August 2024, we received IND clearance from the FDA for a first-in-human Phase 1b/2a clinical trial in patients with EGFRi-associated rash, and in September 2024, the FDA granted Fast Track designation for the ATR-04 program. We commenced a Phase 1b trial for our ATR-04 program in certain cancer patients undergoing EGFRi therapy in the fourth quarter of 2024 and initiated dosing the first patient in the ATR-04 Phase 1/2 clinical trial in the third quarter of 2025. We continue to conduct IND-enabling studies for the development of ATR-01 in 2026.
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
The Company’s management submitted the Plan to the NYSE American by the October 31, 2025 deadline and the NYSE American accepted the Plan on December 16, 2025.

On March 13, 2026, the Company received an additional letter (the “March 2026 Letter”) from the NYSE American indicating that the Company is also not in compliance with the continued listing standard set forth in Section 1003(a)(iii) of the NYSE American Company Guide, which requires stockholders’ equity of at least $6.0 million if a listed company has reported losses from continuing operations and/or net losses in its five most recent fiscal years. The March 2026 Letter noted that the Company reported stockholders’ equity of $3.8 million as of December 31, 2025 and losses from continuing operations and/or net losses in its five most recent fiscal years ended December 31, 2025. The Company sought to regain compliance with Section 1003(a)(iii), in addition to Section 1003(a)(ii), of the NYSE American Company Guide by the April 1, 2027 plan period deadline pursuant to the Plan. During the plan period, the Company must provide quarterly updates to the NYSE American staff concurrent with its periodic filings, and if the Company does not make progress consistent with the Plan or does not regain compliance by the plan period deadline, the NYSE American may initiate delisting proceedings as set forth in the NYSE American Company Guide.
On August 19, 2026, the Company received a letter from NYSE Regulation confirming that the Company has regained compliance with all of the NYSE American continued listing standards set forth in Part 10 of the NYSE American Company Guide, including resolution of the previously identified deficiencies under Sections 1003(a)(ii) and 1003(a)(iii) of the NYSE American Company Guide. As a result, the “below compliance” (“.BC”) indicator was removed from the Company’s trading symbol for its common stock and the Company was removed from the NYSE American’s list of noncompliant issuers on its website.
The Company remains subject to the NYSE American’s continued listing monitoring procedures. In accordance with Section 1009(h) of the NYSE American Company Guide, if the Company is again determined to be below any of the continued listing standards within 12 months of the date of the letter, the NYSE American will examine the relationship between the two incidents of noncompliance and re-evaluate the Company’s method of financial recovery from the first incident, and will then take the appropriate action, which, depending on the circumstances, may include truncating the compliance procedures described in Section 1009 of the NYSE American Company Guide or immediately initiating delisting proceedings. As of September 30, 2026, the Company reported total stockholders’ equity of approximately $4.4 million, which is below the $6.0 million minimum stockholders’ equity requirement of Section 1003(a)(iii) of the NYSE American Company Guide. There can be no assurance that the Company will be able to maintain compliance with the NYSE American’s continued listing standards.

Results of Operations
We are an early-stage clinical biopharmaceutical company, formed in January 2014, and have limited operating history. We have not commenced revenue-producing operations, and our core focus is on the research and development of innovative therapies for precision dermatology using engineered proteins and live biotherapeutic products. Additionally, Azitra’s research team is developing the SyMPL technology to improve the production of recombinant proteins, peptides and complex small molecule natural products. To date, our operations have consisted of the development of our proprietary microbial library, the identification, characterization and testing of certain bacterial species from our microbial library that we believe are capable of being engineered to provide significant therapeutic effect, the development of our initial product candidates, the commencement of a Phase 1b clinical trial related to our ATR-12 product candidate, for which enrollment was paused in June 2026, and the commencement of a Phase 1/2 clinical trial related to our ATR-04 product candidate.
Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025
The following table summarizes our results of operations with respect to the items set forth below for the three months ended September 30, 2026 and 2025, together with the percentage change for those items.

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
Operating expenses:
General and administrative	1,614,814	1,588,406	26,408	2%
Research and development	1,290,644	1,180,078	110,566	9%
Total operating expenses	2,905,458	2,768,484	136,974	5%

Loss from operations	(2,905,458)	(2,768,484)	(136,974)	5%

Other income (expense):
Interest income	48,531	4,823	43,708	906%
Interest expense	—	(372)	372	(100)%
Change in fair value of warrants	—	133	(133)	(100)%
Other (expense) income	(92,852)	(628)	(92,224)	14685%
Total other income (expense)	(44,321)	3,956	(48,277)	(1220)%

Loss before income taxes	(2,949,779)	(2,764,528)	(185,251)	7%

Income tax expense	—	—	—	—%

Net loss	(2,949,779)	(2,764,528)	(185,251)	7%
Net loss attributable to common stockholders	$(2,949,779)	$(2,764,528)	$(185,251)	7%

General and Administrative
General and administrative costs during the third quarter of fiscal 2026 increased by approximately $26,000, or 2%, to $1,614,814 from the comparable prior period. The increase was primarily related to an increase of approximately $90,000 in the use of business consultants which was primarily attributed to increased hours due to incremental public company compliance initiatives and business development efforts, an increase in approximately $44,000 which included a $79,000 write off of deferred patent costs, in legal fees primarily related to patents, an increase of approximately $22,000 in operating lease expense primarily related to the additional space utilized in our Groton location, an increase of approximately $17,000 in software and equipment costs., and an increase in payroll and benefits of approximately $11,000 primarily related to merit increases, offset by a decrease of approximately $114,000 in financing costs primarily attributable to decreased use of investment consultants, a decrease of approximately $28,000 in overall insurance costs, a decrease of approximately $11,000 in accounting costs, and a decrease of approximately $5,000 in other overhead expenses
We expect that our general and administrative expenses will incur a modest increase in the future as a result of personnel costs and facility operating costs. We also expect an increase in costs associated with being a public company, including costs related to accounting, audit, legal, consulting fees, regulatory and tax-related services associated with maintaining compliance with applicable NYSE American and SEC requirements, additional director and officer insurance costs, and investor and public relations costs.

Research and Development

Research and development expenses include salaries and benefits of all research personnel, payments to contract research organizations, payments to research consultants, and the purchase of lab supplies.
During the three months ended September 30, 2026 and 2025, our research and development expenses by category were as follows:

	Three Months Ended September 30,
Expense Category:	2026	2025
Preclinical and clinical research and development activities	$615,486	$689,574
Chemistry, manufacturing and controls (CMC)	38,570	15,581
Personnel & consultants related expenses	636,588	474,923
Total research and development expenses	$1,290,644	$1,180,078

During the third quarter of fiscal 2026, research and development expenses increased by approximately $111,000, or 9%, to $1,290,644 from the comparable prior period. The increase was primarily related to an increase of approximately $108,000 in lab supplies, an increase of approximately $87,000 in payroll and benefits primarily related to merit increases and a new hire, an increase of approximately $39,000 in our ATR-COSF program as that program prepares to move to clinical trial, an increase of approximately $62,000 in the use of CMC consultants and an increase of $13,000 in the use of clinical consultants offset by a decrease of approximately $127,000 in research and development costs for our ATR-04 program as the program progresses through its clinical trial, a decrease of approximately $80,000 in our ATR-01 program as focus shifts to our ATR-COSF program, and an overall a net increase of approximately $9,000 in other miscellaneous costs.

We expect our research and development expenses to significantly increase in the future due primarily to our planned clinical trial activity and continued development of product candidates, the research and development of cosmetic ingredients for our consumer-oriented products, and planned increases in personnel costs due to additional resource hires.
Other Income
Our other income consists of interest income, interest expense, patent impairment expense, state of CT tax expense, loss on disposal of equipment, change in fair value of warrants and loss on foreign currency. During the third quarter of fiscal 2026, other income decreased by approximately $48,000, or 1220%, compared to the comparable period in fiscal 2025. The decrease was primarily related to an increase in interest income of $44,000 offset by an increase of approximately $101,000 in patent impairment expenses and a decrease in miscellaneous costs of approximately $9,000.
We expect our future other income to be consistent with prior periods.

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025
The following table summarizes our results of operations with respect to the items set forth below for the nine months ended September 30, 2026 and 2025, together with the percentage change for those items.

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
Operating expenses:
General and administrative	6,055,812	4,908,057	1,147,755	23%
Research and development	4,202,738	3,832,017	370,721	10%
Total operating expenses	10,258,550	8,740,074	1,518,476	17%

Loss from operations	(10,258,550)	(8,740,074)	(1,518,476)	17%

Other income (expense):
Interest income	137,911	57,448	80,463	140%
Interest expense	(4,776)	(2,133)	(2,643)	124%
Change in fair value of warrants	—	330	(330)	(100)%
Other income (expense)	(99,264)	(37,437)	(61,827)	165%
Total other income (expense)	33,871	18,208	15,663	86%

Loss before Income Taxes	(10,224,679)	(8,721,866)	(1,502,813)	17%

Income Tax Expense	—	—	—	—%

Net loss	(10,224,679)	(8,721,866)	(1,502,813)	17%
Dividends on preferred stock	—	—	—	—%
Net loss attributable to common stockholders	$(10,224,679)	$(8,721,866)	$(1,502,813)	17%

General and Administrative

General and administrative costs during the first nine months of fiscal 2026 increased by approximately $1,148,000, or 23%, to $6,055,812 from the prior year period. The increase was primarily related to an increase of approximately $881,000 in legal costs which included a $702,000 write off of deferred patent costs, an increase of approximately $215,000 in the use of business consultants which was primarily attributed to increased hours due to incremental public company compliance initiatives and business development efforts, an increase of approximately $198,000 in payroll and benefits costs which included payment of retention bonuses in the second quarter 2026, an increase of approximately $32,000 in operating lease expense primarily related to the additional space utilized in our Groton location, and an increase of approximately $10,000 in software and equipment offset by a decrease of approximately $123,000 in financing costs primarily attributable to decreased use of investment consultants, a decrease of approximately $64,000 in overall insurance expenses, a decrease of approximately $10,000 in accounting expenses and a net increase of $9,000 in other miscellaneous costs.

Research and Development

Research and development expenses include salaries and benefits of all research personnel, payments to contract research organizations, payments to research consultants, and the purchase of lab supplies. These expenses are offset by development tax credits.
Historically, we have not reported research and development expenses by program or by product candidates due to certain operational and system constraints. During nine months ended September 30, 2026 and September 30, 2025 our research and development expenses by category were as follows:

	Nine Months Ended September 30,
Expense Category:	2026	2025
Preclinical and clinical research and development activities	$1,651,127	$2,238,518
Chemistry, manufacturing and controls (CMC)	711,000	66,994
Personnel & consultants related expenses	1,840,611	1,526,505
Total research and development expenses	$4,202,738	$3,832,017

During the first nine months of fiscal 2026, research and development expenses increased by $371,000, or 10%, to $4,202,738 from the comparable prior period. The increase was primarily related to an increase of approximately $523,000 in research and development related costs attributable to our efforts in moving our ATR-01 program forward, an increase of approximately $273,000 in salaries and benefits which includes the payout of retention bonuses in the second quarter of 2026, an increase of approximately $180,000 in lab supplies, an increase of approximately 127,000 attributable to the use of CMC consultants, an increase of $45,000 attributable to moving our ATR-COSF program forward and an overall increase of approximately $15,000 in miscellaneous costs offset by a decrease of approximately $595,000 in our ATR-12 program, a decrease of approximately $111,000 in our ATR-04 program, and a decrease of approximately $86,000 in the use of clinical consultants.

We expect our research and development expenses to significantly increase in the future due primarily to our planned clinical trial activity and continued development of product candidates.

Other Income (Expense)

Our other income consists of interest income, interest expense, patent impairment expense, state of CT tax expense, loss on disposal of equipment, change in fair value of warrants and loss on foreign currency. During the first nine months of fiscal 2026, other income increased by $16,000, or 86%, compared to the comparable period in fiscal 2025. The increase was primarily related to an increase of $80,000 in interest income, an increase of approximately $101,000 in patent impairment expense offset by a decrease in the loss on foreign currency of approximately $35,000 and approximately $2,000 of other miscellaneous costs.

Financial Condition
As of September 30, 2026, we had total assets of approximately $6.0 million and working capital of approximately $3.3 million. As of September 30, 2026, our liquidity included approximately $3.8 million of cash and cash equivalents. We believe that our cash on-hand as of the date of this report will not be sufficient to cover our proposed plan of operations over the next twelve months. We intend to seek additional funds through various financing sources, including the sale of our equity and debt securities, federal grants, licensing fees for our technology and joint ventures with industry partners. In addition, we will consider alternatives to our current business plan that may enable us to achieve revenue producing operations and meaningful commercial success with a smaller amount of capital. However, there can be no guarantees that such funds will be available on commercially reasonable terms, if at all. If such financing is not available on satisfactory terms, we may be unable to further pursue our business plan and we may be unable to continue operations.
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
As of the date of this filing, management has determined there is substantial doubt about our ability to continue as a going concern based on our lack of revenue from commercial operations, significant losses, and the need to raise additional capital to support ongoing operations. Our contractual commitments primarily consist of operating and financing leases with contractual undiscounted balances of $317,169, and $—, respectively as of September 30, 2026. Refer to Note 10 for more detailed information regarding our lease commitments. Additionally, as we continue to progress our product candidates through clinical trials, we will continue to incur additional costs related to our CRO's. It is common in our industry for the CRO's to require significant up-front cash payments prior to the beginning of such trial phases, and additional cash payments upon the achievement of certain milestones per the contracts' terms.
Cash Flows

The following table shows a summary of our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2026	2025

Net cash used in operating activities	$(8,670,334)	$(8,331,514)

Net cash used in investing activities	$(196,669)	$(99,051)

Net cash provided by financing activities	$10,549,630	$5,277,724

Net increase (decrease) in cash	$1,682,627	$(3,152,841)

Operating Activities
During the first nine months of fiscal 2026, operating activities used approximately $8.7 million of cash primarily driven by our net loss of approximately $10.2 million offset by approximately $803,000 of impairment expenses related to our patents and approximately $671,000 in accounts payable and accrued expenses. . During the comparable period of fiscal 2025, operating activities used approximately $8.3 million of cash primarily driven by our net loss of approximately $8.7 million.
Investing Activities
During the first nine months of fiscal 2026, investing activities used approximately $197,000 of cash driven by approximately $124,000 in trademark and deferred patent costs and approximately $73,000 for the purchase of equipment. During the comparable period of fiscal 2025, investing activities used approximately $99,000 of cash driven by approximately $87,000 in trademark and deferred patent costs and approximately $15,000 for the purchase of equipment offset by proceeds of approximately $3,000 for the sale of equipment.
Financing Activities
During the first nine months of fiscal 2026, financing activities provided approximately $10.5 million in cash primarily driven by proceeds from our private placement in March, draws on our equity line of credit and exercise of warrants. During the comparable period of fiscal 2025, financing activities provided approximately $5.3 million in cash primarily driven by proceeds from our follow-on offerings in January and February 2025 and draws on our equity line of credit.
Critical Accounting Policies
During the nine months ended September 30, 2026, there were no material changes to our critical accounting policies previously disclosed in our Form 10-K for the year ended December 31, 2025 and filed with the SEC on February 27, 2026.

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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as of September 30, 2026. In the course of that evaluation, we identified a material weakness as it relates to a lack of adequate segregation of accounting functions that was identified in connection with the audits of our financial statements as of December 31, 2025 and 2024 and for each of the years in the two year period ended December 31, 2025 and 2024. We intend to increase staffing within our accounting infrastructure sufficient to facilitate proper segregation of accounting functions and to enable appropriate review of our internally prepared financial statements. Based upon the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2026.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the nine months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
As of September 30, 2026, we had 6,060,335 shares of common stock outstanding, and there were outstanding warrants to purchase an aggregate of 21,947,000 shares of common stock, including pre-funded warrants to purchase 4,241,182 shares of common stock at an exercise price of $0.0001 per share and Series B Warrants and Series C Warrants to purchase an aggregate of 16,884,612 shares of common stock at an exercise price of $1.23 per share, as well as outstanding options to purchase 65,895 shares of common stock. The exercise of outstanding warrants and options, sales under the ELOC and other issuances of equity or equity-linked securities would dilute, in some cases substantially, the ownership interests of our existing stockholders. In addition, substantially all of the shares of common stock issuable upon exercise of our outstanding warrants have been, or are required to be, registered for resale under the Securities Act, and sales of a substantial number of shares of our common stock in the public market, or the perception that such sales may occur, could cause the market price of our common stock to decline and could impair our ability to raise capital through future sales of equity securities. The exercise price of the Series C Warrants is also subject to a downward reset in certain circumstances described in Note 6 to our unaudited condensed financial statements included elsewhere in this report, which could result in issuances of common stock at prices below the current exercise price.
Although we regained compliance with the NYSE American continued listing standards, our stockholders’ equity as of September 30, 2026 was below the minimum required under Section 1003(a)(iii) of the NYSE American Company Guide, and any future noncompliance could result in the delisting of our common stock on an accelerated basis.
On August 19, 2026, we received notice from NYSE American that we had regained compliance with the continued listing standards in Part 10 of the NYSE American Company Guide. That notice followed our earlier deficiencies under Sections 1003(a)(ii) and 1003(a)(iii) of the NYSE American Company Guide relating to minimum stockholders’ equity. However, under Section 1009(h) of the Company Guide, if we are again determined to be below any of the continued listing standards within 12 months of August 19, 2026, NYSE American will examine the relationship between the two incidents of noncompliance and re-evaluate our method of financial recovery from the first incident. NYSE American may then take the action it considers appropriate. Depending on the circumstances, this may include shortening the compliance procedures that would otherwise be available to us, including the opportunity to submit a compliance plan or to have a cure period, or immediately starting delisting proceedings. As of September 30,

2026, our stockholders’ equity was approximately $4.4 million, which is below the $6.0 million minimum stockholders’ equity requirement of Section 1003(a)(iii) of the NYSE American Company Guide. As a result, NYSE American may determine that we are below the continued listing standards within the 12-month period described above. We therefore cannot assure you that we will continue to meet the continued listing standards. If our common stock were delisted, its liquidity and market price could decline significantly. Delisting could also impact our ability to raise capital, including under the ELOC, the ATM Program and our existing registration statements.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of equity securities during the quarter ended September 30, 2026, that were not previously reported in a Current Report on Form 8-K.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the quarter ended September 30, 2026, none of the Company’s directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits

Number	Exhibit Description	Method of Filing

3.1	Second Amended and Restated Certificate of Incorporation of the Registrant	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on June 21, 2023.
3.2	Second Amended and Restated Bylaws of the Registrant	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on June 21, 2023.
3.3	Certificate of Amendment dated June 27, 2024 to Amended and Restated Certificate of Incorporation	Incorporated herein by reference to the Company's Form S-3 filed on July 1, 2024.
3.4	Certificate of Amendment filed with the Delaware Secretary of State on July 3, 2025	Incorporated herein by reference to the Company’s 8-K filed on July 3, 2025.
3.5	Amendment to Second Amended and Restated Bylaws of the Registrant	Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q filed on August 12, 2024.
3.6	Certificate of Amendment filed with the Delaware Secretary of State on August 20, 2025	Incorporated herein by reference to the Company's 8-K filed on August 20, 2025.
3.7	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Non-Redeemable Preferred Stock	Incorporated by reference to the Company's 8-K filed on March 23, 2026
3.8	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Azitra, Inc., as filed on June 15, 2026	Incorporated by reference to the Company's 8-K filed on June 16, 2026
3.9	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Azitra, Inc. as filed on October 22, 2026	Incorporated by reference to the Company's 8-K filed on October 22, 2026
10.1	Sales Agreement dated as of September 28, 2026, by and between Azitra, Inc. and A.G.P./Alliance Global Partners.	Incorporated by reference to the Company's 8-K filed on September 28, 2026
31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002	Filed electronically herewith.
31.2	Certification under Section 302 of the Sarbanes-Oxley Act of 2002	Filed electronically herewith.
32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	Furnished herewith.
101.INS	Inline XBRL Instance Document	Filed electronically herewith.
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Furnished herewith.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed electronically herewith.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Furnished herewith.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Furnished herewith.
104.0	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).	Filed electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AZITRA, INC.

Date: November 12, 2026	By:	/s/ Francisco D. Salva
Francisco D. Salva,
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2026	By:	/s/ Norman Staskey
Norman Staskey
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Francisco D. Salva	President, Chief Executive Officer and Director	November 12, 2026
Francisco D. Salva,	(Principal Executive Officer)

/s/ Norman Staskey	Chief Financial Officer, and Treasurer	November 12, 2026
Norman Staskey	(Principal Financial and Accounting Officer)

/s/ Travis Whitfill	Chief Operating Officer, Secretary, and Director	November 12, 2026
Travis Whitfill

/s/ Barbara Ryan	Director	November 12, 2026
Barbara Ryan

/s/ John Schroer	Director	November 12, 2026
John Schroer